Form 10-Q
period 2021-03-31
Global Partner Acquisition Corp II
filed 2021-05-20
CIK 1831979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37509

GLOBAL PARTNER ACQUISITION CORP II
(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Rye Ridge Plaza, Suite 850 Rye Brook, NY 100573	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 793-1965

Not applicable
 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on Which Registered

Units, each consisting of one Class A ordinary shares, $.0001 par value, and one-sixth of one redeemable warrant	GPACU	The Nasdaq Stock Market LLC

Class A ordinary shares included as part of the units	GPAC	The Nasdaq Stock Market LLC

Redeemable warrants included as part of the units	GPACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 14, 2021, there were 30,000,000 shares of the Company’s Class A ordinary shares and 7,500,000 shares of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION II

i

Global Partner Acquisition Corp II
Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets -
Cash	$1,408,000	$20,000
Prepaid expenses	390,000
Deferred offering costs	-	205,000
Total current assets	1,798,000	225,000
Cash and investments held in Trust Account	300,045,000	-
Total assets	$301,843,000	$225,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities–
Offering costs payable and accrued	$86,000	$6,000
Accounts payable	5,000	-
Accrued liabilities	110,000	-
Note Payable to Sponsor	-	199,000
Total current liabilities	201,000	205,000
Other liabilities –
Warrant liability	16,345,000	-
Deferred underwriting compensation	10,500,000	-
Total liabilities	27,046,000	205,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 26,979,700 shares, (at approximately $10.00 per share)	269,797,000	-
Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, 3,020,300 issued and outstanding (excluding 26,979,700 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding(1)	1,000	1,000
Additional paid-in-capital	374,000	24 ,000
Retained earnings (accumulated deficit)	4,625,000	(5,000)
Total shareholders’ equity	5,000,000	20,000
Total liabilities and shareholders’ equity	$301,843,000	$225,000

(1)	Share amounts at December 31, 2020 have been retroactively restated to reflect a share capitalization in January 2021 resulting in there being an aggregate of 7,500,000 Class B ordinary shares issued and outstanding (see Note 4).

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II
Condensed Statement of Operations

For the three months ended March 31, 2021
(unaudited)
Revenues	$-
General and administrative expenses	219,000
Loss from operations	(219,000)
Other income (expense)	-
Interest on Trust Account	45,000
Transaction costs allocated to warrant liability	(800,000)
Change in fair value of warrant liability	5,604,000
Net income	$4,630,000

Two Class Method for Per Share Information:
Weighted average Class A ordinary shares outstanding - basic and diluted	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.00
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.61

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholder’s Equity
For the three months ended March 31, 2021

	Ordinary Shares				Additional	(Accumulated Deficit)/	Total
	Class A Shares	Amount	Class B Shares (1)	Amount	Paid-in Capital	Retained Earnings/	Shareholders’ Equity
Balance, December 31, 2020 (1)	-	$-	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Sale of Units to the public at $10.00 per Unit less fair value, $14,100,000, allocated to public warrants	30,000,000	3,000	-	-	285,897,000	-	285,900,000
Underwriters’ discount and offering expenses, net of $800,000 allocated to warrant liability	-	-	-	-	(16,254,000)	-	(16,254,000)
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	-	-	501,000	-	501,000
Change in Class A ordinary stock subject to possible redemption	(26,979,700)	(3,000)	-	-	(269,794,000)	-	(269,797,000)
Net income, three months ended March 31, 2021	-	-	-	-	-	4,630,000	4,630,000
Balance, March 31, 2021 (unaudited)	3,020,300	$-	7,500,000	$1,000	$374,000	$4,625,000	$5,000,000

(1)	Share amounts at December 31, 2020 have been retroactively restated to reflect a share capitalization in January 2021 resulting in there being an aggregate of 7,500,000 Class B ordinary shares issued and outstanding (see Note 4).

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Cash Flows
(unaudited)

For the three months ended March 31, 2021
(unaudited)
Cash flow from operating activities:
Net income	$4,630,000
Adjustments to reconcile net income to net cash used in operations
Interest income retained in the Trust Account	(45,000)
Transaction costs allocated to warrant liability	800,000
Change in fair value of warrant liability	(5,604,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	(390,000)
Increase in accounts payable and accrued liabilities	131,000
Net cash used in operating activities	(478,000)

Cash flows from investing activities: Cash deposited in Trust Account	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	300,000,000
Proceeds from sale of Private Placement Warrants	8,350,000
Payment of underwriting discounts	(6,000,000)
Payment of offering costs	(285,000)
Payment of notes payable and advances – related party	(199,000)
Net cash provided by financing activities	301,866,000

Net increase in cash	1,388,000
Cash at beginning of period	20,000
Cash at end of period	$1,408,000

Supplemental disclosure of non-cash financing activities:
Initial value of Class A common shares subject to redemption, as corrected	$264,361,000
Change in value of Class A common shares subject to redemption	$5,436,000
Deferred underwriter compensation	$10,500,000
Offering costs included in offering costs payable and accrued	$86,000

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

Note 1 – Description of Organization and Business Operations:

Global Partner Acquisition Corp II (the “Company”) was incorporated in the Cayman Islands as an exempt company on November 3, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2021, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to March 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Public Offering:

The Company’s sponsor is Global Partner Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $300,000,000 Public Offering (Note 3) and a $8,350,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in a trust account (the “Trust Account”) at closing on January 14, 2021.

The Trust Account:

The funds in the Trust Account can only be invested in U.S. government treasury bills with a maturity of one hundred and eighty five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering, or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 24 months, by January 14, 2023, from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our public shareholders.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

The Company will have 24 months, until January 14, 2023, from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The founding shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the founding shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in note 3) in the Public Offering.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 11, 2021, as well as the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2021, management has determined that the Company’s liquidity is sufficient to fund the working capital needs of the Company until at least one year from the date of issuance of these financial statements.

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

Net Income (Loss) per Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of shares of ordinary stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period.

The Company’s statement of operations include a presentation of income (loss) per share for ordinary stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A ordinary stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense if any, by the weighted average number of shares of Class A ordinary stock outstanding since their original issuance. Net income (loss) per ordinary share, basic and diluted, for shares of Class B ordinary stock is calculated by dividing net income (loss) less income attributable to Class A ordinary stock, by the weighted average number of shares of Class B ordinary stock outstanding for the period. Net income (loss) available to each class of ordinary shareholders is as follows for the three months ended March 31, 2021:

Three Months ended March 31, 2021
Net income available to Class A ordinary shareholders:
Interest income	$45,000
Less: Income and franchise taxes	-
Net income attributable to Class A ordinary shareholders	$45,000
Net income available to Class B ordinary shareholders:
Net income	$4,630,000
Less: amount attributable to Class A ordinary shareholders	(45,000)
Net income attributable to Class B ordinary shareholders	$4,585,000

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering total approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the equity and warrant liability components and approximately $16,254,000 has been charged to equity for the equity components based on the relative fair-value of the warrants to the offering proceeds and $800,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

Class A ordinary shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2021, 26,979,700 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The valuation as of the initial measurement date was based on application of a binomial / lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of March 31, 2021 was based primarily on the market price of the publicly traded warrants.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the condensed financial statement have been recognized or disclosed.

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with our initial business combination (the “Distributable Redeemable Warrants” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period, January 14, 2023, allotted to complete the Business Combination, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Detachable Redeemable Warrants.

The Company had granted the underwriters a 45-day option to purchase up to 2,500,000 Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions and such option was exercised in full at the closing of the Public Offering and included in the 30,000,000 Units sold on January 14, 2021.

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s initial business combination.

Note 4 – Related Party Transactions

Founder Shares

During 2020, the Sponsor purchased 7,187,500 Class B ordinary shares (the “Founder Shares”) for $25,000 (which amount was paid directly for organizational costs and costs of the Public Offering by the Sponsor on behalf of the Company), or approximately $0.003 per share. In January 2021, the Company effected a share capitalization resulting in there being an aggregate of 7,500,000 Founder Shares issued. The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below, and the Founder Shares are subject to vesting as follows: 50% upon the completion of a business combination and then 12.5% on each of the attainment of Return to Shareholders (as defined in the agreement) exceeding 20%, 30%, 40% and 50%. Certain events, as defined in the agreement, could trigger an immediate vesting under certain circumstances. Founder Shares that do not vest within an eight-year period from the closing of the business combination will be cancelled.

The Sponsor agreed to forfeit up to 625,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters’ exercised their over-allotment option in full and therefore such shares are no longer subject to forfeiture.

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

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 5,566,667 warrants at a price of $1.50 per warrant (a purchase price of $8,350,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration and shareholder rights agreement.

Related Party Loans

In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Public Offering. As of January 13, 2021, the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid.

Administrative Services Agreement

The Company has agreed to pay $25,000 a month to the Sponsor for the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $63,000 was paid and charged to general and administrative expenses during the three months ended March 31, 2021 for this agreement and there were no amounts payable or accrued at that date.

Note 5  – Accounting for Warrant Liability, Correction of Previously Issued Balance Sheet and Fair Value of Warrants

At March 31, 2021, there were 15,566,667 warrants outstanding including 10,000,000 public warrants and 5,566,667 private placement warrants.

The Company accounts for its warrants outstanding as liabilities consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC’s)” issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) and calls into question the common practice among SPAC’s, including the Company, in classifying the public and private placement warrants issued in connection with the Company’s Public Offering (defined below) as equity. As a result of this guidance, the Company’s management further evaluated its public and private placement warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity including with the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

In its closing balance sheet as of January 14, 2021 prepared in connection with the Public Offering and filed with the SEC on January 21, 2021, the Company accounted for its outstanding public and private placement warrants as components of equity instead of as derivative liabilities. The impact of accounting for public and private placement warrants as liabilities at fair value resulted is approximately a $21,949,000 increase to the warrant liability line item at January 14, 2021 and an offsetting decrease to the line item for Class A ordinary shares subject to redemption. There is no change to total shareholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs. The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, cash, trust account or total shareholders’ equity.

The following table presents information about the Company’s warrant liabilities, that are measured at fair value on a recurring basis, at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$10,500,000	$10,500,000	$—		$-
Private Placement Warrants	5,845,000	$—	5,845,000		-
Warrant liability at March 31, 2021	$16,345,000	10,500,000	$5,845,000	$

The Company utilizes a third-party valuation consultant to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The valuation as of the initial measurement date was based on application of a binomial / lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of March 31, 2021 of the public warrants was based on the market price of the publicly traded warrants. The valuation as of March 31, 2021 of the private placement warrants was based a binomial/lattice model that utilizes the observable market price of the publicly traded warrants.

The estimated fair value of the warrant liability at issuance was determined using Level 3 inputs. Inherent in a binomial/lattice options pricing model are assumptions related to expected share-price volatility, expected life, the risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the period ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

At January 14, 2021 (Initial Measurement)
Stock price	$9.96
Strike price	$11.50
Term (in years)	5.5
Volatility – post announcement	25%
Risk-free rate	0.6%
Fair value of warrants	$1.42

The following table presents additional information about the Level 3 liabilities measured at fair value:

	Public	Private Placement	Warrant Liabilities
Initial measurement on January 14, 2021	$14,100,000	$7,849,000	$21,949,000
Change in fair value	(3,600,000)	(2,004,000)	(5,604,000)
Transfers out of Level 3	(10,500,000)	(5,845,000)	(16,345,000)

Ending balance as of March 31, 2021	$-	$-	$-

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $300,000,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At March 31, 2021, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 0.1% with a maturity date in April 2021. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2021 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2021 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Amortized Cost March 31, 2021	Gross Unrealized Holding Gains	Fair value
Assets:
Cash	$1,000	$-	1,000
U.S. government treasury bills	300,044,000	6,000	300,050,000
Total	$300,045,000	$6,000	$300,051,000

Subsequent to March 31, 2021, upon maturity of the U.S. government treasury bills in April 2021, the Company reinvested the proceeds in money market funds meeting certain conditions described above.

Note 7 – Shareholders’ Equity

Ordinary Shares

The authorized ordinary shares of the Company include 500,000,000 Class A ordinary shares, par value, $0.0001, and 50,000,000 Class B ordinary shares, par value, $0.0001, or 550,000,000 ordinary shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each share of Class A and Class B ordinary shares.

The Founder Shares are subject to vesting as follows: 50% upon the completion of a business combination and then an additional 12.5% on the attainment of each of a series of certain “shareholder return” targets exceeding 20%, 30%, 40% and 50%, as further defined in the agreement. Certain events, as defined in the agreement, could trigger an immediate vesting under certain circumstances. Founder Shares that do not vest within an eight-year period from the closing of the business combination will be cancelled.

At March 31, 2021, after the January 2021 share recapitalization of Class B ordinary shares and the Public Offering including Class A ordinary shares, there were 7,500,000 shares of Class B ordinary shares issued and outstanding, and 3,020,300 Class A ordinary shares issued and outstanding (after deducting 26,979,700 Class A ordinary shares subject to possible redemption).

Preference Shares

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no Preference shares issued or outstanding.

Note 8 – Commitments and Contingencies

Risks and Uncertainties—COVID-19—Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes 3 and 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a business combination:

➤	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

➤	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

➤	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

➤	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

➤	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

➤	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

➤	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

➤	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

➤	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

➤	our inability to pay dividends on our Class A ordinary shares;

➤	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

➤	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

➤	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of March 31, 2021, we had $1,408,000 of cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to o complete our initial business combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Results of Operations

For the period from November 3, 2020 (date of inception) to March 31, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $63,000 for the three months ended March 31, 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $84,000 for the three months ended March 31, 2021. General and administrative costs also include approximately $72,000 of professional fees associated with our review of business combination candidates. The statement of operations for the three months ended March 31, 2020 reflects other income from change in fair value of the warrant liability of approximately $5,604,000 and charges to other expense aggregating $800,000 for warrant liability issuance costs.

As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with investigating potential Initial Business Combination candidates, as well as additional professional, due diligence and consulting fees and travel costs that will be required and professional and other costs associated with negotiating and executing a definitive agreement and related agreements and related required public reporting and governance matters.

Income taxes were $-0-, for the three months ended March 31, 2021 because we are an exempt Cayman Islands company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2021.

See below regarding other income and expense items associated with the warrant liability.

The Public Offering and the Private Placement closed on January 14, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills due in April 2021 and yielding less than 0.01% and at March 31, 2021, the proceeds in the Trust Account continue to be invested in such U.S. government treasury bills. As a result of market conditions occurring in connection with the COVID-19 pandemic, interest rates on available investments are historically low. It is unclear how long this condition will persist, or whether it could get worse.

As discussed further in Note 5 to the condensed financial statements, the Company accounts for its outstanding public and private placement warrants as derivative liabilities in the unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private placement warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period.

The Company’s prior accounting for the warrants as components of equity instead of as derivative liabilities at January 14, 2021 has been corrected to reflect the warrants as liabilities at that date, which did not have any effect on the Company’s previously reported operating expenses, cash flows, cash, trust account or total shareholders’ equity (see Note 5 to condensed financial statements).

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A ordinary share at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000.

The net proceeds from the Public Offering and Private Placement was approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that was accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts allowed to pay taxes, if any). At March 31, 2021 and December 31, 2020, we had approximately $1,408,000 and $20,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our Class B ordinary share for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are outstanding under the Note at March 31, 2021.

The Company believes, but cannot provide any assurance, that the approximately $1,408,000 of cash at March 31, 2021 represents sufficient liquidity to fund the Company’s operations for the coming year and more. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company has until January 14, 2023 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by January 14, 2023, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A ordinary share for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A ordinary share in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

Net Income (Loss) per Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of shares of ordinary stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A ordinary stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense if any, by the weighted average number of shares of Class A ordinary stock outstanding since their original issuance. Net income (loss) per ordinary share, basic and diluted, for shares of Class B ordinary stock is calculated by dividing net income (loss) less income attributable to Class A ordinary stock, by the weighted average number of shares of Class B ordinary stock outstanding for the period. Net income (loss) available to each class of ordinary shareholders is as follows for the three months ended March 31, 2021:

Three Months ended March 31, 2021
Net income available to Class A ordinary shareholders:
Interest income	$45,000
Less: Income and franchise taxes	-
Net income attributable to Class A ordinary shareholders	$45,000
Net income available to Class B ordinary shareholders:
Net income	$4,630,000
Less: amount attributable to Class A ordinary shareholders	(45,000)
Net income attributable to Class B ordinary shareholders	$4,585,000

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

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Costs incurred in connection with preparation for the Public Offering total approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the equity and warrant liability components and approximately $16,254,000 has been charged to equity for the equity components based on the relative fair-value of the warrants to the offering proceeds and $800,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

Class A ordinary shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2021, 26,979,700 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The valuation as of the initial measurement date was based on application of a binomial / lattice model that assumes exercise of the Company’s redemption option, including the make whole table. The valuation as of March 31, 2021 was based primarily on the market price of the publicly traded warrants.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants, which we issued on January 14, 2021, as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 251558 and 333-252033), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 11, 2021).

Prior to this Quarterly Report on Form 10-Q, we had issued only one financial statement in which our accounting for the warrants was required to be reflected: specifically, the January 14, 2021 audited closing date balance sheet that we filed with the SEC on Form 8-K on January 21, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” we have since concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

We have presented liability accounting for the warrants in this Quarterly Report on Form 10-Q. The effect of the correction of specific line items in our January 14, 2021 audited closing date balance sheet can be found in footnote 5 of the Notes to Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with our January 14, 2021 audited closing date balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. Due solely to such events management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances relating to our previously filed January 14, 2021 audited closing date balance sheet described above had not yet been identified. In light of the correction of the previously filed financial statements, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include retaining consultants with technical accounting expertise in derivatives accounting as well as valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021; see below. Any of these factors, including that added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the offering and the concurrent private placement of warrants in January 2021, we have 15,556,667 warrants outstanding (comprised of the 10,000,000 warrants included in the units and the 5,566,667 private placement warrants). We recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from our third-party valuation firm. The warrant liability is adjusted for the changes in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On January 14, 2021, we consummated a private placement of an aggregate 5,566,667 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrants, generating total proceeds of approximately $8,350,000. The Private Placement Warrants, which were purchased by our sponsor Global Partner Sponsor II, LLC are substantially similar to the warrants included in the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On January 14, 2021, we consummated our Public Offering of 30,000,000 units, with each unit consisting of one share of Class A ordinary share and one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with our initial business combination (the “Distributable Redeemable Warrants” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Each whole Redeemable Warrant is exercisable to purchase one share of ordinary share at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the Company’s Class A ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $300,000,000. UBS Investment Bank and RBC Capital Markets acted as joint book-runner managers for the Public Offering.  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251558). The SEC declared the registration statement effective on January 11, 2021.

We paid a total of approximately $6,000,000 in underwriting discounts and commissions and approximately $554,000 for other costs and expenses related to the Public Offering. In addition, the underwriters for the Public Offering agreed to defer payment of approximately $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. We also repaid the promissory note to our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $301,471,000 of which approximately $300,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. As of March 31, 2021, approximately $1.4 million was held outside the Trust Account and will be used to fund (a) the unpaid offering costs aggregating approximately $70,000 and (b) the Company’s operating expenses. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. See also the Current Report on Forms 8-K filed by the Company on January 21, 2021.

In connection with the closing of the Public Offering a share capitalization of 312,500 shares was made to the holders of 7,187,500 shares of Class B ordinary share (increasing the total number of shares of Class B ordinary shares outstanding to 7,500,000) so that the initial shareholders of the Company would collectively own 20.0% of the issued and outstanding shares of ordinary share of the Company after the Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Contingent Rights Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Investment Management Trust Agreement, January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 11, 2021, by and among the Company and the Global Partner Sponsor II LLC. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.4	Form of Indemnity Agreement (2)
10.5	Promissory Note, dated August 20, 2020, issued to Global Partner Sponsor II LLC (2)
10.6	Securities Subscription Agreement, dated as of November 11, 2020, Between The Company and the Sponsor. (2)
10.7	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, directors and Global Partner Sponsor II LLC. (1)
10.8	Administrative Services Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
1101.SCH	XBRL Taxonomy Extension Schema Document
1101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 15, 2021.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed on December 21, 2020.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed on December 31, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2021	GLOBAL PARTNER ACQUISITION CORP II

/s/ Paul J. Zepf
Name: Paul J. Zepf
Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2021	/s/ David Apseloff
Name: David Apseloff
Title: Chief Financial Officer (Principal Financial and Accounting Officer)