Form 10-Q
period 2021-06-30
Global Partner Acquisition Corp II
filed 2021-08-11
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 30,000,000 shares of the Company’s Class A ordinary shares and 7,500,000 shares of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION II

i

Global Partner Acquisition Corp II

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020.
	(unaudited)
ASSETS
Current assets -
Cash	$1,261,000	$20,000
Prepaid expenses	323,000
Deferred offering costs	-	205,000
Total current assets	1,584,000	225,000
Cash and investments held in Trust Account	300,060,000	-
Total assets	$301,644,000	$225,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities–
Offering costs, payable and accrued	$70,000	$6,000
Accounts payable	111,000	-
Accrued liabilities	1,938,000	-
Note Payable to Sponsor	-	199,000
Total current liabilities	2,119,000	205,000
Other liabilities –
Warrant liability	16,189,000	-
Deferred underwriting compensation	10,500,000	-
Total liabilities	28,808,000	205,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 26,783,642 shares, (at approximately $10.00 per share)	267,836,000	-
Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, 3,216,358 issued and outstanding (excluding 26,783,642 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	2,335,000	24,000
Retained earnings (accumulated deficit)	2,664,000	(5,000)
Total shareholders’ equity	5,000,000	20,000
Total liabilities and shareholders’ equity	$301,644,000	225,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
	(unaudited)	(unaudited)
Revenues	$-	$-
General and administrative expenses	2,132,000	2,351,000
Loss from operations	(2,132,000)	(2,351,000)
Other income (expense) -
Income from investments held in on Trust Account	15,000	60,000
Transaction costs allocated to warrant liability	-	(800,000)
Change in fair value of warrant liability	156,000	5,760,000
Net (loss) income	$(1,961,000)	$2,669,000

Two Class Method for Per Share Information:
Weighted average Class A ordinary shares outstanding - basic and diluted	30,000,000	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.00	$0.00
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$(0.26)	$(0.35)

See accompanying notes to financial statements

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity
For the three months ended June 30, 2021

	Ordinary Shares				Additional	(Accumulated Deficit)/	Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Retained Earnings/	Shareholders’ Equity
Balances, March 31, 2021 (unaudited)	3,020,300	$-	7,500,000	$1,000	$374,000	$4,625,000	$5,000,000
Change in Class A ordinary shares subject to possible redemption	196,058	-	-	-	1,961,000	-	1,961,000
Net income (loss), three months ended June 30, 2021	-	-	-	-	-	(1,961,000)	(1,961,000)
Balances, June 30, 2021 (unaudited)	3,216,358	$-	7,500,000	$1,000	$2,335,000	$2,664,000	$5,000,000

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity
For the six months ended June 30, 2021

	Ordinary Shares				Additional	(Accumulated Deficit)/	Total
	Class A Shares	Amount	Class B Shares (1)	Amount	Paid-in Capital	Retained Earnings/	Stockholders’ Equity
Balances, December 31, 2020	-	$-	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Sale of Units to the public at $10.00 per Unit less fair value, $14,100,000, allocated to public warrants	30,000,000	3,000	-	-	285,897,000	-	285,900,000
Underwriters’ discount and offering Expenses, net of approximately $800,000 allocated to warrant liability	-	-	-	-	(16,254,000)	-	(16,254,000)
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	-	-	501,000	-	501,000
Change in Class A ordinary shares subject to possible redemption	(26,783,642)	(3,000)	-	-	(267,833,000)	-	(267,836,000)
Net income, six months ended June 30, 2021	-	-	-	-	-	2,669,000	2,669,000
Balances, June 30, 2021 (unaudited)	3,216,358	$-	7,500,000	$1,000	$2,335,000	$2,664,000	$5,000,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Cash Flows

(unaudited)

For the six months ended June 30, 2021
(unaudited)
Cash flow from operating activities:
Net income	$2,669,000
Adjustments to reconcile net income to net cash used in operating activities
Income from investments held in the Trust Account	(60,000)
Transaction costs allocated to warrant liability	800,000
Change in fair value of warrant liability	(5,760,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(323,000)
Increase in accounts payable	111,000
Increase in accrued liabilities	1,938,000
Net cash used in operating activities	(625,000)

Cash flows from investing activities: Cash deposited in Trust Account	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	300,000,000
Proceeds from sale of Private Placement Warrants	8,350,000
Payment of underwriting discounts	(6,000,000)
Payment of offering costs	(285,000)
Payment of notes payable and advances – related party	(199,000)
Net cash provided by financing activities	301,866,000

Net increase in cash	1,241,000
Cash at beginning of period	20,000
Cash at end of period	$1,261,000

Supplemental disclosure of non-cash financing activities:
Initial value of Class A ordinary shares subject to redemption, as restated	$264,361,000
Change in value of Class A ordinary shares subject to redemption	$3,475,000
Deferred underwriter compensation	$10,500,000
Offering costs included in offering costs, payable and accrued	$70,000
Initial Warrant liability in connection with initial public offering and private placement	$21,949,000

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

At June 30, 2021, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account:

The funds in the Trust Account can only be invested in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

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

The Company will have 24 months, until January 14, 2023, from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in note 3) in the Public Offering.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 11, 2021, as well as the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

At June 30, 2021, the Company has approximately $1,261,000 in cash and approximately $535,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income (Loss) per Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense if any, by the weighted average number of Class A ordinary shares outstanding since their original issuance. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing net income (loss) less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Net income (loss) available to each class of ordinary shareholders is as follows for the three and six months ended June 30, 2021:

	Three months Ended June 30,	Six Months ended June 30,
	2021	2021.
Net income available to Class A ordinary shareholders:
Interest income	$15,000	$60,000
Less: Income and franchise taxes	-	-
Net income attributable to Class A ordinary shareholders	$15,000	$60,000
Net income available to Class B ordinary shareholders:
Net income (loss)	$(1,961,000)	$2,669,000
Subtract: income attributable to Class A ordinary shareholders	(15,000)	(60,000)
Net loss attributable to Class B ordinary shareholders	(1,976,000)	$2,609,000

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

Financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the Warrant liability), which qualify as financial instruments under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering total approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the equity and warrant liability components and approximately $16,254,000 has been charged to equity for the equity components based on the relative fair-value of the warrants and approximately $800,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

Class A ordinary shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021, 26,783,642 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

In addition to the vesting provisions of the Founder Shares discussed in Note 5, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property .

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

Related Party Loans

In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. As of January 13, 2021, the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid.

Administrative Services Agreement

The Company has agreed to pay $25,000 a month to the Sponsor for the services to be provided by one or more investment professionals, creation and maintenance of our website, and miscellaneous additional services. Services will commence on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $138,000, respectively, was paid and charged to general and administrative expenses during the three and six months ended June 30, 2021 for this agreement and there were no amounts payable or accrued at that date.

Note 5 – Accounting for Warrant Liability, Correction of Previously Issued Balance Sheet and Fair Value of Warrants

At June 30, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company accounts for its warrants outstanding as liabilities consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC’s)” issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) and calls into question the common practice among SPAC’s, including the Company, in classifying the public and private warrants issued in connection with the Company’s Public Offering (defined below) as equity. As a result of this guidance, the Company’s management further evaluated its public and private warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity including with the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

In its closing balance sheet as of January 14, 2021 prepared in connection with the Public Offering and filed with the SEC on January 21, 2021, the Company accounted for its outstanding public and private warrants as components of equity instead of as derivative liabilities. The impact of accounting for public and private warrants as liabilities at fair value resulted in approximately a $21,949,000 increase to the warrant liability line item at January 14, 2021 and an offsetting decrease to the line item for Class A ordinary shares subject to redemption. There is no change to total shareholders’ equity at any reported balance sheet date. In addition, the Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs. The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows, cash, trust account or total shareholders’ equity.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$10,400,000	$10,400,000	$-	$-
Private Placement Warrants	$5,789,000	$-	$5,789,000	$-
Warrant liability at June 30, 2021	$16,189,000	$10,400,000	$5,789,000	$-

At June 30, 2021, the Company values its (a) public warrants based on the closing price at June 30, 2021 in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the six months ended June 30, 2021:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(3,700,000)	(2,060,000)	(5,760,000)
Fair value as of June 30, 2021	$10,400,000	$5,789,000	$16,189,000

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the period ended June 30, 2021.

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

In April 2021, the Company’s U.S. government treasury bills yielding approximately 0.1% matured and the proceeds were deposited in a money market fund which meets certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and invests only in direct U.S. government obligations. At June 30, 2021, the Trust Account continues to be invested in that money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	June 30, 2021	Holding Gains	Markets (Level 1)
Assets:
Cash	$1,000	$-	1,000
Money Market Fund	300,059,000	-	300,059,000
Total	$300,060,000	$-	$300,060,000

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

At June 30, 2021, after the January 2021 share recapitalization of Class B ordinary shares and the Public Offering including Class A ordinary shares, there were 7,500,000 shares of Class B ordinary shares issued and outstanding, and 3,216,358 Class A ordinary shares issued and outstanding (after deducting 26,783,642 Class A ordinary shares subject to possible redemption).

Preference Shares

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no Preference shares issued or outstanding.

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

Overview

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

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

As indicated in the accompanying financial statements, as of June 30, 2021, we had $1,261,000 of cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to o complete our initial business combination will be successful.

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

Results of Operations

For the period from November 3, 2020 (date of inception) to June 30, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $75,000 and $138,000, respectively, for the three and six months ended June 30, 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $165,000 and $250,000 for the three and six months ended June 30, 2021. General and administrative costs also include approximately $1,892,000 and $1,963,000 of professional and consulting fees in the three and six months ended June 30, 2021, respectively, associated with our review of business combination candidates.

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

Income taxes were $-0-, for the three and six months ended June 30, 2021 because we are an exempt Cayman Islands company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended June 30, 2021.

See below regarding other income and expense items associated with the warrant liability.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the three and six months ended June 30, 2020 reflects other income from change in fair value of the warrant liability of approximately $156,000 and $5,760,000 and charges to other expense aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

The Public Offering and the Private Placement closed on January 14, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills due in April 2021 and yielding less than 0.01% and at June 30, 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments are historically low. It is unclear how long this condition will persist, or whether it could get worse.

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A ordinary shares at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000.

The net proceeds from the Public Offering and Private Placement was approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes, if any). At June 30, 2021 and December 31, 2020, we had approximately $1,261,000 and $20,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our Class B ordinary share for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are outstanding under the Note at June 30, 2021.

At June 30, 2021, the Company has approximately $1,261,000 in cash and approximately $535,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds which may be available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our principal liquidity requirements during this period to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; legal and accounting fees related to regulatory reporting obligations; payment for investment professionals’ services and support services; Nasdaq continued listing fees; and general working capital that will be used for miscellaneous expenses and reserves.

Our estimates of expenses may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

The Company has until January 14, 2023 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by January 14, 2021, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A ordinary share for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A ordinary share in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space, utilities and secretarial and administrative support.

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

Net Income (Loss) per Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period.

The Company’s statements of operations include a presentation of income (loss) per ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense if any, by the weighted average number of Class A ordinary shares outstanding since their original issuance. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing net income (loss) less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period. Net income (loss) available to each class of ordinary shareholders is as follows for the three and six months ended June 30, 2021:

	Three months Ended June 30,	Six Months ended June 30,
	2021	2021.
Net income available to Class A ordinary shareholders:
Interest income	$15,000	$60,000
Less: Income and franchise taxes	-	-
Net income attributable to Class A ordinary shareholders	$15,000	$60,000
Net income available to Class B ordinary shareholders:
Net income (loss)	$(1,961,000)	$2,669,000
Subtract: income attributable to Class A ordinary shareholders	(15,000)	(60,000)
Net loss attributable to Class B ordinary shareholders	(1,976,000)	$2,609,000

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

Financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the warrant liability), which qualify as financial instruments under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering total approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the equity and warrant liability components and approximately $16,253,000 has been charged to equity for the equity components based on the relative fair-value of the warrants and approximately $800,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

Class A ordinary shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of ordinary shares under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2021, 26,783,642 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued. The fair value of the warrants was estimated using Level 1 observable inputs.

Recent Accounting Pronouncements:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we have since concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at issuance and reported as such at each subsequent reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the subsequent statements of operations for a period that included the change. Further, ASC 815 requires that upfront costs and fees related to items for which fair value accounting is applied (in this case, our warrant liabilities) should have been recognized as expense as incurred.

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

In connection with the SEC Statement, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. Due solely to such events management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of this material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements as of and for the three and six months ended June 30, 2021 were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been no changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021 and our Form 10-Q filed with the SEC on May 20, 2021; see below. Any of these factors, including that added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On January 14, 2021, we consummated a private placement of an aggregate 5,566,667 warrants (“Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating total proceeds of approximately $8,350,000. The Private Placement Warrants, which were purchased by our sponsor Global Partner Sponsor II, LLC are substantially similar to the warrants included in the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On January 14, 2021, we consummated our Public Offering of 30,000,000 units, with each unit consisting of one share of our Class A ordinary shares and one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with our initial business combination (the “Distributable Redeemable Warrants” and together with the Detachable Redeemable Warrants, the Redeemable Warrants). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of our Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Each whole Redeemable Warrant is exercisable to purchase one share ordinary share at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the Company’s Class A ordinary share equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period. The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $300,000,000. UBS Investment Bank and RBC Capital Markets acted as joint book-runner managers for the Public Offering.  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251558). The SEC declared the registration statement effective on January 11, 2021.

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

In connection with the closing of the Public Offering a share recapitalization of 312,500 shares was made to the holders of 7,187,500 shares of Class B ordinary share (increasing the total number of shares of Class B ordinary shares outstanding to 7,500,000) so that the initial shareholders of the Company would collectively own 20.0% of the issued and outstanding ordinary shares of the Company after the Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (3)
4.4	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Contingent Rights Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Investment Management Trust Agreement, January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 11, 2021, by and among the Company and the Global Partner Sponsor II LLC. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.4	Form of Indemnity Agreement (2)
10.5	Promissory Note, dated August 20, 2020, issued to Global Partner Sponsor II LLC (2)
10.6	Securities Subscription Agreement, dated as of November 11, 2020, Between The Company and the Sponsor. (2)
10.7	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, directors and Global Partner Sponsor II LLC. (1)
10.8	Administrative Services Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 15, 2021.
(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed on December 21, 2020.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed on December 31, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP II

Dated: August 11, 2021	/s/ Paul J. Zepf
Name: Paul J. Zepf
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)
Dated: August 11, 2021	/s/ David Apseloff
Name: David Apseloff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)