Form 10-Q
period 2021-09-30
Global Partner Acquisition Corp II
filed 2021-11-12
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 30,000,000 shares of the Company’s Class A ordinary shares and 7,500,000 shares of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets -
Cash	$969,000	$20,000
Prepaid expenses	256,000
Deferred offering costs	-	205,000
Total current assets	1,225,000	225,000
Cash and investments held in Trust Account	300,068,000	-
Total assets	$301,293,000	$225,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities–
Offering costs, payable and accrued	$70,000	$6,000
Accrued liabilities	2,682,000	-
Note Payable to Sponsor	-	199,000
Total current liabilities	2,752,000	205,000
Other liabilities –
Warrant liability	13,699,000	-
Deferred underwriting compensation	10,500,000	-
Total liabilities	26,951,000	205,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.00 per share)	300,000,000	-
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	24,000
Retained earnings (accumulated deficit)	(25,659,000)	(5,000)
Total shareholders’ equity (deficit)	(25,658,000)	20,000
Total liabilities and shareholders’ equity (deficit)	$301,293,000	$225,000

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	(unaudited)	(unaudited)
Revenues	$-	$-
General and administrative expenses	992,000	3,343,000
Loss from operations	(992,000)	(3,343,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	8,000	68,000
Transaction costs allocated to warrant liability	-	(800,000)
Change in fair value of warrant liability	2,490,000	8,250,000
Net (loss) income	$1,506,000	$4,175,000

Two Class Method for Per Share Information:
Weighted average Class A ordinary shares outstanding - basic and diluted	30,000,000	28,462,000
Net income per Class A ordinary share – basic and diluted	$0.04	$0.12
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,142,000
Net income per Class B ordinary share – basic and diluted	$0.04	$0.12

See accompanying notes to condensed financial statements

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the three months ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, June 30, 2021, as revised (unaudited)	-	$-	7,500,000	$1,000	$-	$(27,165,000)	$(27,164,000)
Net income (loss), three months ended September 30, 2021	-	-	-	-	-	1,506,000	1,506,000
Balances, September 30, 2021 (unaudited)	-	$-	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the nine months ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, December 31, 2020	-	$-	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Sale of Units to the public at $10.00 per Unit less fair value, $14,100,000, allocated to public warrants	30,000,000	3,000	-	-	285,897,000	-	285,900,000
Underwriters’ discount and offering Expenses, net of approximately $800,000 allocated to warrant liability	-	-	-	-	(16,254,000)	-	(16,254,000)
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	-	-	501,000	-	501,000
Change in Class A ordinary shares subject to possible redemption	(30,000,000)	(3,000)	-	-	(299,997,000)	-	(300,000,000)
Transfer negative balance in Additional Paid in Capital to Accumulated Deficit	-	-	-	-	29,829,000	(29,829,000)	-
Net income, nine months ended September 30, 2021	-	-	-	-	-	4,175,000	4,175,000
Balances, September 30, 2021 (unaudited)	-0-	$-	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Cash Flows

(unaudited)

For the nine months ended September 30, 2021
(unaudited)
Cash flow from operating activities:
Net income	$4,175,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in the Trust Account	(68,000)
Transaction costs allocated to warrant liability	800,000
Change in fair value of warrant liability	(8,250,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(256,000)
Increase in accrued liabilities	2,682,000
Net cash used in operating activities	(917,000)

Cash flows from investing activities: Cash deposited in Trust Account	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	300,000,000
Proceeds from sale of Private Placement Warrants	8,350,000
Payment of underwriting discounts	(6,000,000)
Payment of offering costs	(285,000)
Payment of notes payable and advances – related party	(199,000)
Net cash provided by financing activities	301,866,000

Net increase in cash	949,000
Cash at beginning of period	20,000
Cash at end of period	$969,000

Supplemental disclosure of non-cash financing activities:
Initial value of Class A ordinary shares subject to redemption, as revised	$300,000,000
Change in value of Class A ordinary shares subject to redemption	$68,000
Deferred underwriter compensation	$10,500,000
Offering costs included in offering costs, payable and accrued	$70,000
Initial Warrant liability in connection with initial public offering and private placement	$21,949,000

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

Note 1 – Description of Organization and Business Operations

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company expects to generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such shares of Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated January 11, 2021, as well as the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2021.

At September 30, 2021, the Company has approximately $969,000 in cash and approximately $1,527,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company:

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,205,000	$301,000	$3,340,000	$835,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	28,462,000	7,142,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed balance sheet. See also, Note 7, regarding a revision to the presentation of redeemable shares in these financial statements and the effect on previously reported financial statements.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liability:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in “FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

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

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial business combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period, January 14, 2023, allotted to complete the Business Combination, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants.

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

Founder Shares:

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

In addition to the vesting provisions of the Founder Shares discussed in Note 8, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property .

Private Placement Warrants:

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

Registration Rights:

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

Related Party Loans:

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

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services will commence on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $213,000, respectively, was paid and charged to general and administrative expenses during the three and nine months ended September 30, 2021 for this agreement and there were no amounts payable or accrued at that date.

Note 5 – Accounting for Warrant Liability, Correction of Previously Issued Balance Sheet and Fair Value of Warrants

At September 30, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company accounts for its warrants outstanding as liabilities consistent with the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC’s)” issued on April 12, 2021 by the staff (the “Staff”) of the Division of Corporation Finance of the SEC. The Staff Statement, among other things, highlights the potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies (“SPAC”) and calls into question the common practice among SPAC’s, including the Company, of classifying the public and private warrants issued in connection with the SPAC’s public offering as equity. As a result of this guidance, the Company’s management further evaluated its public and private warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity including with the assistance of accounting and valuation consultants and concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,800,000	$8,800,000	$-	$-
Private Placement Warrants	4,899,000	-	4,899,000	-
Warrant liability at September 30, 2021	$13,699,000	$8,800,000	$4,899,000	$-

At September 30, 2021, the Company values its (a) public warrants based on the closing price at September 30, 2021 in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the nine months ended September 30, 2021:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(5,300,000)	(2,950,000)	(8,250,000)
Fair value as of September 30, 2021	$8,800,000	$4,899,000	$13,699,000

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

In April 2021, the Company’s U.S. government treasury bills yielding approximately 0.1% matured and the proceeds were deposited in a money market fund which meets certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and invests only in direct U.S. government obligations. At September 30, 2021, the Trust Account continues to be invested in that money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	September 30, 2021	Holding Gains	Markets (Level 1)
Assets:
Cash	$1,000	$-	1,000
Money Market Fund	300,067,000	-	300,067,000
Total	$300,068,000	$-	$300,068,000

Note 7 – Revision of Previously Issued Financial Statements

Class A Ordinary Shares Subject to Redemption:

In September 2021, the Chief Accountant of the Securities and Exchange Commission determined that under the terms of share redemption applicable to the Class A ordinary shares of most special purpose acquisition companies (“SPAC”), including the Company, all of such shares should be accounted for as redeemable in such companies’ financial statements. Previously, most SPAC’s, including the Company, had accounted for Class A ordinary shares as redeemable except for the amount of such shares necessary to have a minimum shareholders’ equity of $5,000,001 because such SPAC’s had been organized to avoid entering into any transaction that would cause its shareholders’ equity to fall be below the $5,000,000 threshold.

As a result of the above, the Company has recorded all outstanding Class A ordinary shares as Class A ordinary shares subject to redemption in the September 30, 2021 condensed balance sheet. The effect of this change on previously issued financial statements is as follows:

	As Previously	Adjustment	As Revised
Balance Sheet at January 14, 2021
Class A ordinary shares subject to possible redemption	$265,167,000	34,833,000	300,000,000
Additional paid-in capital	5,004,000	(5,004,000)	-
Accumulated deficit	(5,000)	(29,829,000)	(29,834,000)
Total shareholders’ equity (deficit)	5,000,000	(34,834,000)	(29,833,000)
Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$269,797,000	30,203,000	300,000,000
Additional paid-in capital	374,000	(374,000)	-
Accumulated deficit	4,625,000	(29,829,000)	(25,204,000)
Total shareholders’ equity (deficit)	5,000,000	(30,203,000)	(25,203,000)
Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$267,836,000	32,164,000	300,000,000
Additional paid-in capital	2,335,000	(2,335,000)	-
Accumulated deficit	2,664,000	(29,829,000)	(27,165,000)
Total shareholders’ equity (deficit)	5,000,000	(32,164,000)	(27,164,000)

The Company’s accounting for the all of the Class A ordinary shares as redeemable instead of including a portion in shareholders’ equity did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Note 8 – Shareholders’ Equity

Ordinary Shares:

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

At September 30, 2021, after the January 2021 share recapitalization of Class B ordinary shares and the Public Offering including Class A ordinary shares, there were 7,500,000 shares of Class B ordinary shares issued and outstanding, and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption).

Preference Shares:

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no Preference shares issued or outstanding.

Note 9 – Commitments and Contingencies

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

As indicated in the accompanying financial statements, as of September 30, 2021, we had $969,000 of cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to o complete our initial business combination will be successful.

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

Results of Operations

For the period from November 3, 2020 (date of inception) to September 30, 2021 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, in 2021 we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $75,000 and $213,000, respectively, for the three and nine months ended September 30, 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $115,000 and $365,000 for the three and nine months ended September 30, 2021. General and administrative costs also include approximately $802,000 and $2,765,000 of professional and consulting fees in the three and nine months ended September 30, 2021, respectively, associated with our review of business combination candidates.

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

Income taxes were $-0-, for the three and nine months ended September 30, 2021 because we are an exempt Cayman Islands company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended September 30, 2021.

See below regarding other income and expense items associated with the warrant liability.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the three and nine months ended September 30, 2020 reflects other income from change in fair value of the warrant liability of approximately $2,490,000 and $8,250,000 and charges to other expense aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

The Public Offering and the Private Placement closed on January 14, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills due in April 2021 and yielding less than 0.01% and at September 30, 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills. Interest income was approximately $8,000 and $68,000 for the three and nine months ended September 30, 2021. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments are historically low. It is unclear how long this condition will persist, or whether it could get worse.

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

The net proceeds from the Public Offering and Private Placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes, if any). At September 30, 2021 and December 31, 2020, we had approximately $1,261,000 and $20,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our Class B ordinary share for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are outstanding under the Note at September 30, 2021.

At September 30, 2021, the Company has approximately $969,000 in cash and approximately $1,527,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space, utilities and secretarial and administrative support.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,205,000	$301,000	$3,340,000	$835,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	28,462,000	7,142,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

Class A ordinary shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature that allows for their redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed balance sheet. See also, Note 7, regarding a revision to the presentation of redeemable shares in these financial statements and the effect on previously reported financial statements.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

The previously reported material weakness related to the misapplication of accounting for the Company's warrants as liabilities was remediated during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10,500,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants were approximately $301,471,000 of which approximately $300,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. As of March 31, 2021, approximately $1.4 million was held outside the Trust Account and will be used to fund (a) the unpaid offering costs aggregating approximately $70,000 and (b) the Company’s operating expenses. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. See also the Current Report on Forms 8-K filed by the Company on January 21, 2021.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: November 12, 2021	/s/ Paul J. Zepf
Name: Paul J. Zepf
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)
Dated: November 12, 2021	/s/ David Apseloff
Name: David Apseloff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)