Form 10-Q/A
period 2021-09-30
Global Partner Acquisition Corp II
filed 2021-12-23
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 22, 2021, there were 30,000,000 shares of the Company’s Class A ordinary shares and 7,500,000 shares of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

EXPLANATORY NOTE

Global Partner Acquisition Corp. II (the “Company,” “GPAC II,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Amendment” or this “Form 10Q/A”) for the period ended September 30, 2020, originally filed with the Securities and Exchange Commission (“SEC”), on November 12, 2021, (the “Original Filing”) to restate its condensed financial statements as of and for the periods ended June 30, 2021 and March 31, 2021 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts. The restatement of the Company’s balance sheet as of January 14, 2021will be included in a subsequent filing.

On November 12, 2021, the Company publicly filed the Original Filing. In the course of preparing the Original Filing, the Company had determined, in consultation with its accounting consultants that a change was required to be made in the manner in which the Company had previously reported the value of the redeemable Class A ordinary shares issued in connection with the Company’s initial public offering (“IPO”). The Company had previously presented the aggregate value of such redeemable Class A ordinary shares was equal to their aggregate redemption value after taking into account the prohibition, under the Company’s Amended and Restated Memorandum and Articles of Association, against the Company repurchasing or redeeming Class A ordinary shares or entering into a business combination if such transaction would cause the Company’s net tangible assets to fall below $5,000,001. However, in the course of preparing the Original Filing, the Company determined, in consultation with its accounting consultants that, because each Class A ordinary share was, by its terms, redeemable, the aggregate value of the Class A ordinary shares should be equal to their aggregate redemption value without taking into account the foregoing prohibition. The Company adopted this change in the Original Filing by reclassifying the requisite amount of Class A ordinary shares from permanent to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. In the Original Filing, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata among its Class A and Class B ordinary shares. This presentation contemplates an initial business combination as the most likely outcome of the Company’s operations, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The Company presented the reclassification, and the change in earnings (loss) per share, as a revision that did not require the restatement of previously issued financial statements and presented the effect of the reclassification on the Company’s previously issued financial statements in Note 7 to the condensed financial statements in the Original Filing. After filing the Original Filing on November 12, 2021, in November 2021, the Company became aware of guidance that such revisions, because of their quantitative materiality, should be considered restatements rather than revisions. Upon further review, and in consultation with its accounting consultants and Audit Committee, the Company has updated Note 7 in this Form 10Q/A to indicate that the reclassification, and the change in earnings (loss) per share, constitute a restatement and not a revision and also to include in such Note 7 the restatement of net income (loss) per share on its previously issued financial statements.

In addition, the Company’s management has concluded that, during the periods referred to above, to the extent that the Company’s internal control over financial reporting did not result in the classification of the entire aggregate value of the Class A ordinary shares as temporary equity, and did not allocate net income (loss) pro rata among the Class A and Class B ordinary shares for purposes of presenting earnings (loss) per share, the Company’s disclosure controls and procedures were not effective, which represents a material weakness.

The changes described do not have any impact on the Company’s cash position, the balance held in its trust account or its total assets.

GLOBAL PARTNER ACQUISITION CORP II

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets -
Cash	$969,000	$20,000
Prepaid expenses	256,000
Deferred offering costs	-	205,000
Total current assets	1,225,000	225,000
Cash and investments held in Trust Account	300,068,000	-
Total assets	$301,293,000	$225,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities–
Offering costs, payable and accrued	$70,000	$6,000
Accrued liabilities	2,682,000	-
Note Payable to Sponsor	-	199,000
Total current liabilities	2,752,000	205,000
Other liabilities –
Warrant liability	13,699,000	-
Deferred underwriting compensation	10,500,000	-
Total liabilities	26,951,000	205,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.00 per share)	300,000,000	-
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	24,000
Retained earnings (accumulated deficit)	(25,659,000)	(5,000)
Total shareholders’ equity (deficit)	(25,658,000)	20,000
Total liabilities and shareholders’ equity (deficit)	$301,293,000	$225,000

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
	(unaudited)	(unaudited)
Revenues	$-	$-
General and administrative expenses	992,000	3,343,000
Loss from operations	(992,000)	(3,343,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	8,000	68,000
Transaction costs allocated to warrant liability	-	(800,000)
Change in fair value of warrant liability	2,490,000	8,250,000
Net (loss) income	$1,506,000	$4,175,000

Weighted average Class A ordinary shares outstanding - basic and diluted	30,000,000	28,462,000
Net income per Class A ordinary share – basic and diluted	$0.04	$0.12
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,468,000
Net income per Class B ordinary share – basic and diluted	$0.04	$0.12

See accompanying notes to condensed financial statements

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the three months ended September 30, 2021

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, June 30, 2021, as revised (unaudited)	7,500,000	$1,000	$-	$(27,165,000)	$(27,164,000)
Net income (loss), three months ended September 30, 2021	-	-	-	1,506,000	1,506,000
Balances, September 30, 2021 (unaudited)	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

See accompanying notes to condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statement of Changes in Shareholders’ Equity (Deficit)
For the nine months ended September 30, 2021

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, December 31, 2020	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income, nine months ended September 30, 2021	-	-	-	4,175,000	4,175,000
Balances, September 30, 2021 (unaudited)	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future periods.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,205,000	$301,000	$3,340,000	$835,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	28,462,000	7,468,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Class A ordinary shares subject to redemption	$300,000,000

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

In addition to the vesting provisions of the Founder Shares discussed in Note 8, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Note 7 – Restatement of Previously Issued Financial Statements

Class A Ordinary Shares Subject to Redemption:

In the course of preparing its Form 10-Q on November 12, 2021 (the “Original Filing”), the Company has determined that all of the Class A ordinary shares should be accounted for as redeemable in the Company’s financial statements. Previously, the Company had accounted for Class A ordinary shares as redeemable except for the amount of such shares necessary not to be redeemed in order for the Company to maintain a minimum shareholders’ equity of $5,000,001 because the Company had been organized to avoid entering into any transaction that would cause its shareholders’ equity to fall below $5,000,001. In the Original Filing, the Company also revised its earnings per share calculation to allocate net income (loss) pro rata among its Class A and Class B ordinary shares. This presentation contemplates an initial business combination as the most likely outcome of the Company’s operations, in which case both classes of ordinary shares share pro rata in the income (loss) of the Company.

After filing the Company’s Original Filing, in November 2021, the Company determined that such changes, because of their quantitative materiality, should be considered restatements rather than revisions. Upon further review and in consultation with its accounting consultants and the Audit Committee, the Company has updated this Note 7 in this Form 10Q/A to indicate that the reclassification, and the change in earnings (loss) per share, constitute a restatement and not a revision.

As a result of the above, the Company has recorded all outstanding Class A ordinary shares as Class A ordinary shares subject to redemption in the September 30, 2021 condensed balance sheet and revised earnings (loss) per share to allocate net income (loss) pro rata among to Class A and Class B ordinary shares in the condensed statements of operations in the Original Filing. The effect of these changes on previously issued financial statements is as follows:

	As Previously	Adjustment		As Revised
Condensed Balance Sheet at March 31, 2021
Class A ordinary shares subject to possible redemption	$269,797,000		$30,203,000		$300,000,000
Class A ordinary shares outstanding	3,216,358		(3,216,358)		-
Additional paid-in capital	$374,000		$(374,000)		$-
Retained earnings (Accumulated deficit)	$4,625,000		$(29,829,000)		$(25,204,000)
Total shareholders’ equity (deficit)	$5,000,000		$(30,203,000)		$(25,203,000)
Condensed Statement of Operations for the three months ended March 31, 2021
Net income per Class A ordinary share – basic and diluted	$0.00		$0.14		$0.14
Net income per Class B ordinary share – basic and diluted	$0.61		$(0.47)		$0.14
Weighted average Class A ordinary shares	30,000,00		(4,667,000)		25,333,000
Balance Sheet at June 30, 2021
Class A ordinary shares subject to possible redemption	$267,836,000		$32,164,000		$300,000,000
Class A ordinary shares outstanding	3,020,300		(3,020,300)		-
Additional paid-in capital	$2,335,000		$(2,335,000)		$-
Retained earnings (Accumulated deficit)	$2,664,000		$(29,829,000)		$(27,165,000)
Total shareholders’ equity (deficit)	$5,000,000		$(32,164,000)		$(27,164,000)
Condensed Statement of Cash Flows for the three months ended March 31, 2021
Initial value of Class A ordinary shares subject to redemption, as restated	$264,361,000	$	*	$	*
Change in value of Class A ordinary shares subject to redemption	$5,436,000		$(5,436,000)		$-
Condensed Statement of Operations for the three months ended June 30, 2021
Net (loss) per Class A ordinary share – basic and diluted	$0.00		$(0.05)		$(0.05)
Net income (loss) per Class B ordinary share – basic and diluted	$(0.26)		$0.21		$(0.05)
Condensed Operations Statement for the six months ended June 30, 2021
Net income per Class A ordinary share – basic and diluted	$0.00		$0.08		$0.08
Net income (loss) per Class B ordinary share – basic and diluted	$(0.35)		$0.43		$0.08
Weighted average Class A ordinary shares	30,000,00		(2,320,000)		27,680,000
Condensed Statement of Cash Flows for the six months ended June 30, 2021
Initial value of Class A ordinary shares subject to redemption, as restated	$264,361,000	$	*	$	*
Change in value of Class A ordinary shares subject to redemption	$3,475,000		$(3,475,000)		$-

*	This item was removed from Non-Cash Activity in the prior and current presentation.

The changes described do not have any impact on the Company’s cash position, the balance held in its trust account or its total assets.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,205,000	$301,000	$3,340,000	$835,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	28,462,000	7,468,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

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

Warrant liability –

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

Class A Ordinary Shares Subject to Redemption –

In the course of preparing the Original Filing, the Company had determined, in consultation with its accounting consultants that a change was required to be made in the manner in which the Company had previously reported the value of the redeemable Class A ordinary shares issued in connection with the Company’s initial public offering (“IPO”) [NOTE TO PRINTER – UNBOLD “IPO”]. The Company had previously determined that the aggregate value of such redeemable Class A ordinary shares was equal to their aggregate redemption value after taking into account the prohibition, under the Company’s Amended and Restated Memorandum and Articles of Association, against the Company repurchasing or redeeming Class A ordinary shares or entering into a business combination if such transaction would cause the Company’s net tangible assets to fall below $5,000,001. However, in the course of preparing the Original Filing, the Company determined, in consultation with its advisors that, because each Class A ordinary share was, by its terms, redeemable, the aggregate value of the Class A ordinary shares should be equal to their aggregate redemption value without taking into account the prohibition against transactions that would reduce net tangible assets below $5,000,001. The Company adopted this change in the Original Filing by reclassifying the requisite amount of Class A ordinary shares from permanent to temporary equity, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. Also, in the Original Filing, the Company revised its earnings per share calculation to allocate net income (loss) pro rata among its Class A and Class B ordinary shares. This presentation contemplates an initial business combination as the most likely outcome of the Company’s operations, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The Company presented the reclassification, and the change in earnings (loss) per share, as revisions that did not require the restatement of previously issued financial statements and presented the effect of the reclassification on its previously filed financial statements in Note 7 to the condensed financial statements in the Original Filing. After filing the Original Filing, in November 2021, the Company determined that such revisions, because of their quantitative materiality, should be considered restatements rather than revisions. Upon further review, and in consultation with its accounting consultants and Audit Committee, the Company has updated Note 7 in this Form 10Q/A to indicate that the reclassification, and the change in earnings (loss) per share, constitute a restatement and not a revision and also to include in such Note 7 the effect of the restatement n earnings (loss) per share on its previously issued financial statements.

In addition, the Company’s management has concluded that, during the periods referred to above, to the extent that the Company’s internal control over financial reporting did not result in the classification of the entire aggregate value of the Class A ordinary shares as temporary equity, and did not allocate net income (loss) pro rata among Class A and Class B ordinary shares for the purpose of presenting earnings (loss) per share, the Company’s disclosure controls and procedures were not effective, which represents a material weakness.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. In light of this material weakness, we performed additional analyses as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We note that the non-cash adjustments to our financial statements made as a result of the restatement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future, including to the extent industry accounting practices may evolve over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there has been a change to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021 and our Form 10-Q filed with the SEC on May 20, 2021; see below. Any of these factors, including that added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified, in light of reclassification of our redeemable Class A ordinary shares as temporary equity and the need to restate net earnings (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: December 23, 2021	/s/ Paul J. Zepf
Name: Paul J. Zepf
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)
Dated: December 23, 2021	/s/ David Apseloff
Name: David Apseloff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)