Form 10-K
period 2021-12-31
Global Partner Acquisition Corp II
filed 2022-03-18
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39875

GLOBAL PARTNER ACQUISITION CORP II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Rye Ridge Plaza, Suite 350 Rye Brook, NY	10573
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 793-1965

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $.0001 par value, and one-sixth of one redeemable warrant	GPACU	The NASDAQ Stock Market LLC
Class A ordinary shares	GPAC	The NASDAQ Stock Market LLC
Redeemable warrants	GPACW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the units on June 30, 2021, as reported on the Nasdaq Capital Market, was $292,800,000.

As of March 17, 2022, there were 30,000,000 Class A ordinary shares, $.0001 par value, and 7,500,000 Class B ordinary shares, $.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

➤	“amended and restated memorandum and article of association” are to our amended and restated memorandum and articles of association;

➤	“board of directors” or “board” are to the board of directors of the Company;

➤	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

➤	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

➤	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

➤	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

➤	“combined team” are to our management and sponsor team, collectively;

➤	“detachable redeemable warrants” are to the redeemable warrants included as part of the units, with one-sixth of one detachable redeemable warrant included in each unit;

➤	“directors” are to our current directors;

➤	“distributable redeemable warrants” are to the redeemable warrants which our public shareholders have the contingent right to receive, in certain circumstances described in this report, following the initial business combination redemption time, with one-sixth of one detachable redeemable warrant receivable per each public share not redeemed in connection with our initial business combination;

➤	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

➤	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

➤	“FINRA” are to the Financial Industry Regulatory Authority;

➤	“Founder” are to Paul J. Zepf;

➤	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”). Founder shares are subject to vesting and transfer restrictions;

➤	“GAAP” are to the accounting principles generally accepted in the United States of America;

➤	“GPAC” is to Global Partner Acquisition Corp.;

➤	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

➤	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

➤	“initial business combination redemption time” are to the time of exercise of our public shareholders’ rights to redeem public shares in connection with our initial business combination;

➤	“our IPO” or “initial public offering” are to our initial public offering, which we completed on January 14, 2021;

➤	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

➤	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

➤	“management” or our “management team” are to our executive officers and directors;

➤	“Nasdaq” are to the Nasdaq Stock Market;

➤	“ordinary shares” are to our Class A ordinary shares and Class B ordinary shares;

➤	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

➤	“private placement warrants” are to the warrants issued to our sponsor in a private placement, or issued upon conversion of working capital loans, if any;

➤	“public shares” are to our Class A ordinary shares sold as part of our units;

➤	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor or members of our management team purchase public shares, provided that our sponsor and each member of our management team will be a “public shareholder” only with respect to such public shares;

➤	“redeemable warrants” are to our detachable redeemable warrants and our distributable redeemable warrants;

➤	“Registration Statement” are to the Form S-1 initially filed with the SEC December 21, 2020 (File No. 333-251558), as amended;

➤	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

➤	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

➤	“SEC” are to the U.S. Securities and Exchange Commission;

➤	“Securities Act” are to the Securities Act of 1933, as amended;

➤	“SPAC” are to one or more special purpose acquisition companies, including, when required by the context, the Company;

➤	“sponsor” or “initial shareholder” are to Global Partner Sponsor II LLC, a Delaware limited liability company, the sole managing member of which is Paul J. Zepf, our Chairman and Chief Executive Officer, and whose other members include our directors, and executive officers and members of our advisory group;

➤	“sponsor team” are to certain members of our sponsor who will be acting as our advisors, including XRC Labs (“XRC”);

➤	“trust account” are to the trust account in which an amount of $300,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

➤	“units” are to the units sold in our initial public offering, which consist of one public share and one-sixth of one public warrant; and

➤	“we,” “us,” “our,” the “Company” or “our Company” are to Global Partner Acquisition Corp II, a Cayman Islands exempted company.

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

PART I

Item 1. Business

BUSINESS

Overview

We are a blank check company incorporated in November 2020 as a Cayman Islands exempted company for the purpose of effecting an initial business combination.

We intend to focus our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $1.0 billion and $3.0 billion, although a target entity with a smaller or larger enterprise value may be considered. While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our combined team to identify, acquire and add value to a business following the initial business combination. The industry sectors that we have targeted and intend to continue to target, many of which are undergoing technology-driven transformation, include consumer, food, branded products, e-commerce and retail disruptors and consumerization of healthcare, as well as certain service sectors and the technology underlying and driving changes across these sectors and related industries. We believe that the characteristics and capabilities of our combined team make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination and bring value to the business post-business combination. We believe these capabilities were demonstrated in our combined team’s successful sourcing and completion of GPAC’s merger with Purple, as well as our significant work with Purple since the closing of the merger.

The Company brings together three elements that we believe create a competitive advantage which differentiates us from other acquisition vehicles in the market, and significantly improve our chances of completing a successful business combination.

1.	Proven executive team, led by our Chairman and CEO Paul J. Zepf;

2.	Value-added strategic partnership with XRC Labs, as well as a deep “ecosystem” of executive and corporate relationships and resources; and

3.	Our less dilutive and more aligned APEX ™ SPAC structure.

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

Our Management Team

We have assembled a number of seasoned corporate executives and professional advisors to serve as our executive officers and directors, alongside Mr. Zepf. Because we are likely to be actively involved in the strategy and operations of our target companies (although there can be no assurances that we will be), our directors have been chosen for their extensive sector and executive experience in managing successful companies. In addition to providing us with strategic insights, which include in-depth knowledge of industry dynamics, competition and operational capabilities, our independent directors will provide access to their broad networks of operating executives and other resources. For more information about our executive officers and directors, please see Part III, Item 10 of this report, “Directors, Executive Officers and Corporate Governance.”

Our Advisory Group

In addition to our management team and board of directors, we have assembled an experienced team of strategic partners and individuals (our “Advisory Group”) to assist in the sourcing, evaluation, due diligence, deal execution, and post-closing strategic involvement with potential business combination partners. Members of the Advisory Group have also invested in our sponsor. We believe the operational expertise of the Advisory Group is a differentiating element of our approach, which gives us the opportunity to pursue potential business combination targets in several industry sectors where we have expertise, and increases our likelihood of finding and completing a suitable business combination. The Advisory Group consists of individuals with specific experience in a broad range of industry sectors, including technology, retail, consumer goods, industrials and the food & hospitality sectors because we believe that examining acquisition opportunities across all of these sectors increases the likelihood of finding an acquisition target that will lead to shareholder value creation. In addition, members of the Advisory Group include professionals who have been successful chief executive officers, senior executives and board members of public and private companies, and we believe they will enhance our value proposition to potential business combination partners given their collective expertise, operational and strategic capabilities and track record in their respective sectors. Members of the Advisory Group also may be managers of pools of capital, and may be helpful in providing or obtaining financing, if such financing is necessary, in connection with our initial business combination, although there can be no assurance that they will do so. The Advisory Group has experience in:

➤	Operating companies, setting and changing strategies and capital allocation and identifying, monitoring and recruiting world-class talent;

➤	Acquiring and integrating companies;

➤	Advising businesses in their digital transformation efforts and helping them grow in the digital age;

➤	Embarking on corporate turnarounds and implementing transformational long-term strategies; and

➤	Developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of businesses.

The members of the Advisory Group include the following individuals:

➤	David Chamberlain: David Chamberlain is currently a managing partner at Eaglepoint Advisors. He previously served as CEO of Stride Rite Corporation, Genesco and Shaklee Corporation and held senior management positions at Nabisco Brands and Quaker Oats.

➤	Mark Drever: Mark Drever is currently CEO of Organic Girl and is a member of the board of directors of Musco Family Olive Company. He previously served as president of Fresh Express and was a member of the board of directors of Oberto Brands.

➤	Neal D. Goldman: Neal Goldman is a partner at Eaglepoint Advisors. He previously served as chief legal and regulatory officer at Skype and chief administrative and legal officer at 3Com and Polaroid.

➤	Adam Gray: Adam Gray is a managing partner and co-founder of Coliseum Capital Management and also serves on the board of Purple. He is on the board of directors at Pas Group Limited and previously held board positions at Blue Bird Corporation, DEI Holding and Benihana.

➤	Michael Johnston: Michael Johnston is currently a partner at Eaglepoint Advisors and serves on the board of directors at Whirlpool Corporation, Dover Corp. and Armstrong World Industries. He previously was CEO of Visteon Corporation and held leadership roles at Johnson Controls.

➤	Joseph B. Megibow: Joseph Megibow was Chief Executive Officer of Purple from October 2018 to December 2021. He previously held senior management roles Joyus, Inc., American Eagle Outfitters and Expedia.

➤	Jeffrey Weiss: Jeffrey Weiss is currently the CEO of Smart Financial and Loanmart, two Fortress Investment Group portfolio companies. He previously served as founder and CEO of Cloverdale Press and was the founding editor of Country Living Magazine.

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

XRC’s corporate partners represent a leading mix of brands, retailers and third party providers. CVS Health, MasterCard, Intel, TJX, Accenture, Lowes, Estee Lauder and GS1 US have financially supported XRC to provide them with access to future innovation, connections through the network, new business models and thought leadership. Regularly, these partners pilot our new programs or companies and provide access to leading brands and retailers.

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

Business Strategy

Our strategy is to build on three key pillars: an experienced management team led by Mr. Zepf; our value-added partners in our sponsor, XRC and our advisory group members; and a next generation, more efficient and aligned APEX ™ SPAC structure.

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

Source: Our sourcing and acquisition selection process will leverage our sponsor group’s deep, broad and trusted network of industry, private equity sponsor, investment banking and lending community relationships, as well as their relationships with family-led and founder-led private companies. Our supportive value-added approach, and ability to work with strategic partners within our network, such as XRC’s corporate sponsors, should make us an attractive merger partner to many potential merger targets. Furthermore, our team’s success with GPAC will likely further differentiate us from the other vehicles in the market, the majority of which are raised by sponsors who have no prior experience with SPAC transactions. We also believe this should provide us with a breadth of business combination opportunities, typically outside of a broad investment banking auction process. Finally, we believe that our less dilutive and more aligned APEX ™ SPAC structure will make us an attractive merger partner, thereby enhancing our sourcing capabilities.

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

Acquisition Criteria

We target business combination opportunities that align with our strategic insights, focus, capabilities and network. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we will use these criteria and guidelines in evaluating acquisition opportunities, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

We seek to acquire companies exhibiting one or more of the characteristics below:

➤	Value-Added Capital for Growth and/or Consolidation Opportunities: Our combined team has significant and successful experience in investing in and working with companies that are achieving rapid and profitable growth through (a) organic growth initiatives; and/or (b) strategic consolidation opportunities. We will target companies whose owners may not have the requisite capital or experience to take advantage of compelling corporate development opportunities. Our combined team also has experience expanding companies’ markets and operations outside of the United States, and we believe our cross-border capabilities could be attractive to many potential middle market business combination targets.

➤	Operational Improvements: Our combined team has significant and successful experience in investing in and working with companies where there is an opportunity to effect meaningful operational improvements. Members of our management team and sponsor team have worked with those types of companies as investors, board members, consultants and senior management. We intend to tailor our approach to working with the target company’s management team and owners to fit the unique challenges and opportunities they face. Our combined team has the versatility and flexibility to allow us to provide strategic guidance as board members and consultants or members take on direct senior leadership roles to drive operational improvements at the target company.

➤	“Partnership” Sale: We may seek to acquire one or more companies with a current owner, whether founder-owned or family-owned or institutionally owned (private equity or venture capital), who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a provider of public equity capital, we are well positioned to provide liquidity and a long-term capital solution, and expect that potential merger targets and partners would view having our combined team as significant, supportive shareholders with a successful SPAC track record as a positive factor. We also could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities but may be already fully invested.

➤	Technology-Driven Change and Opportunity: Many companies in our targeted industry sectors have significant challenges and opportunities resulting from rapid technology-driven change. Our combined team has deep experience in working with companies to mitigate the risks and optimize the opportunities from technology-driven change. We believe these capabilities make us an attractive merger partner.

➤	Deleveraging: Our combined team’s extensive relationships with lenders and private equity firms, as well as their prior experience in making deleveraging investments, should position us well to source and execute a recapitalizing acquisition. As opposed to many distressed debt funds/investors, we believe we would be a preferred refinancing/de-leveraging solution to owners and management teams of middle-market companies.

➤	A SPAC Business Combination as an Advantageous Liquidity Alternative: At times, the IPO market is uncertain or closed, so an acquisition by us could be a better means of going public for a target. Further, a target company’s owners and/or management might not have experience going public or as a public company and could view our management team and sponsor experience with a successful SPAC track record as an important value-added factor. Additionally, certain businesses may not be an ideal candidate for a mergers and acquisitions auction process, so a negotiated acquisition by us could offer a better means of providing liquidity for the target business’s current owners.

These criteria are not intended to be exhaustive. We may or may not consummate our business combination with a company that exhibits all or any of the qualities above. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsors and management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. Although we are focused on identifying business combination candidates in sectors including the consumer, food, branded products, e-commerce and retail disruptors and consumerization of healthcare, as well as certain service sectors and the technology underlying and driving changes across these sectors and related industries described above, we will consider a business combination candidate outside of these industries if we determine that such candidate offers an attractive opportunity for our Company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team or their affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our management team or their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent accounting firm or an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our Company from a financial point of view.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors, based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value.) Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents we use in connection with any proposed initial business combination will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board is not able to determine the fair market value of the target business independently, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will be unable to make an independent determination of the fair market value of a target business, it may be unable to do so if: (1) our board is less familiar or inexperienced with the target company’s business, (2) there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or (3) if the anticipated transaction involves a complex financial analysis or other specialized skills, and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Status as a Public Company

We believe our structure make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process often takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 14, 2026 (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of approximately $289,500,000 after payment of $10,500,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Although we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, we may pay any of our existing directors who are not also officers, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with all laws and is consistent with independent director requirements. Such payment may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $300,075,000, or approximately $10.00 per outstanding Class A ordinary share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or during any longer period approved by our shareholders as an amendment to our amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than 4,500,000 Class A ordinary shares, or an aggregate of 15% of the shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our IPO, until January 14, 2023, to consummate an initial business combination, or until the end of any Extension Period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. If we have not consummated an initial business combination within 24 months from the closing of our IPO or any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless and no distributable redeemable warrants will have been issued if we fail to consummate an initial business combination within 24 months from the closing of our IPO. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 14, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We had access to approximately $842,000 as of December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, any such liability would not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by January 14, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by January 14, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. In particular, since our incorporation a great number of blank check companies have been formed, have completed their initial public offerings and have begun searching for acquisition targets, and many or most of these blank check companies are potential competitors of ours in regard to prospective acquisition targets. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Unless we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 14, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

➤	We were incorporated in November 2020 and we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

➤	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

➤	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

➤	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

➤	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

➤	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

➤	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

➤	The requirement that we consummate an initial business combination within 24 months (or such later date as approved by our shareholders) after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

➤	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

➤	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

➤	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed.

➤	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

➤	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to enter into transactions in our securities and subject us and them to additional trading restrictions.

➤	You will not be entitled to protections normally afforded to investors of many other blank check companies.

➤	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will be issued.

➤	If the net proceeds of our IPO and the concurrent sale of private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and complete our initial business combination.

➤	Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

➤	Conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

Our working capital position and the requirement that we consummate an initial business combination within 24 months after the closing of our IPO give rise to substantial doubt about our ability to continue as a going concern.

At December 31, 2021, we had approximately $842,000 in cash and approximately $1,783,000 in negative working capital. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have until January 14, 2023 to consummate a business combination, and it is uncertain that we will be able to consummate a business combination by that date. If a business combination is not consummated by that date, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We may engage one or more of the underwriters of our IPO or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. This may cause them to have potential conflicts of interest in rendering any additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our IPO underwriters or one of their respective affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation. The underwriters are also entitled to receive deferred underwriting commissions conditioned on the completion of an initial business combination. The underwriters’, or their respective affiliates’, financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in their provision of any additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

We may not be able to consummate an initial business combination within 24 months after the closing of our IPO, or before the end of any Extension Period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our detachable redeemable warrants will expire worthless, and our distributable redeemable warrants will never have been distributed.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our IPO, or until the end of any Extension Period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been distributed.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive $10.00 per public share, or possibly less, on our redemption of our public shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

Our warrants are expected to be accounted for as derivative liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We account for both the warrants underlying the units sold in our IPO, and the private placement warrants, as a warrant liability in accordance with the guidance contained in Derivatives and Hedging – Contracts in Entity’s Own Equity (ASC 815- 40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our ordinary share price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the price of our ordinary shares, many of which factors are outside our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our ordinary share price is volatile, we expect that we may recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period, and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Our sponsor paid an aggregate of $25,000, or approximately $0.003 per founder share, and, accordingly, holders of our Class A ordinary shares have experienced immediate and substantial dilution upon their purchase of our Class A ordinary shares.

The difference between the market price per share of our Class A ordinary shares (allocating all of the unit purchase price to the Class A ordinary shares and none to the warrants included in the unit) and the pro forma net tangible book value per share of our Class A ordinary shares constitutes dilution to holders of our Class A ordinary shares. Our sponsor acquired the founder shares at a nominal price, contributing significantly to this dilution. This dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination, and would further increase to the extent that public shareholders seek redemptions from the trust. In addition, because of the anti-dilution protections provided in the founder shares to the holders of such shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.003 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our IPO, our sponsor had invested in us an aggregate of $8,375,000, comprised of the $25,000 purchase price for the 7,500,000 founder shares and the $8,350,000 purchase price for the 5,566,667 private placement warrants. Assuming a trading price of $10.00 per ordinary share upon consummation of our initial business combination, the 7,500,000 founder shares would have an aggregate implied value of $75,000,000. As a result, our sponsor may be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value, even though, consistent with the vesting terms to which the founder shares are subject, our sponsor will not be able to realize more than half the value of its investment unless the trading price of the ordinary shares rises beyond $10.00 per share following the consummation of our initial business combination. Accordingly, our sponsor, and our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and return the cash in trust to our public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

Additional Risk Factors

We were incorporated in November 2020 and we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were incorporated in November 2020 under the laws of the Cayman Islands and we have no operating history and no revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Conflict in Ukraine could make it more difficult for us to consummate a business combination.

Conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have no physical facilities. Our officers and the investment professionals who provide services to us under the Services Agreement (as defined below) work and will continue to work remotely. Our address is 7 Rye Ridge Plaza Suite 350, Rye Brook, NY 10573. We consider these arrangements adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

Item 4. Mine Safety Disclosure

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and redeemable warrants are each traded on the Nasdaq Capital Market under the symbols “GPACU,” “GPAC” and “GPACW, respectively. Our units commenced public trading on January 12, 2021, and our Class A ordinary shares and warrants commenced public trading on March 4, 2021.

Holders

On March 17, 2022, there was one holder of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had $842,000 of cash and approximately $1,783,000 of negative working capital. Further, we expect to incur significant costs in the pursuit of our initial business combination. In addition, we only have until January 14, 2023, unless extended if possible, to complete our business combination before we would be required to cease all operations. We cannot assure you that our plans to complete our initial business combination will be successful or successful within the business combination period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the period from November 3, 2020 (date of inception) to December 31, 2020 our activities consisted of formation and preparation for our IPO and, subsequent to completion of our IPO on January 14, 2021, identifying and completing a suitable initial business combination. As such, in 2020 we had no operations or significant operating expenses and in 2021 we had no operations or significant operating expenses until after the completion of our IPO in January 2021.

Operating costs and taxes. Our normal operating costs since January 14, 2021 include costs associated with our search for an initial business combination, costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our sponsor for administrative services for an aggregate of approximately $298,000 (including certain reimbursable expenses) for the year ended December 31, 2021. Costs associated with our governance and public reporting have increased since our IPO and were approximately $516,000 for the year ended December 31, 2021. General and administrative costs also include approximately $2,785,000 of professional and consulting fees in the year ended December 31, 2021 associated with our review of business combination candidates.

Income taxes were $0, for the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020 because we are an exempt Cayman Islands company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the trust account in the year ended December 31, 2021.

Other income and expense - As discussed further in Note 6 to the financial statements included elsewhere in this report, the Company accounts for its outstanding public and private warrants as derivative liabilities. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the year ended December 31, 2021 reflects other income from change in fair value of the warrant liability of approximately $9,029,000 and charges to other expense aggregating approximately $800,000 for warrant liability issuance costs. Other income also includes approximately $75,000 of interest income on the trust assets.

Liquidity and Capital Resources

On January 14, 2021, we consummated our IPO, selling an aggregate of 30,000,000 units at a price of $10.00 per unit and generating gross proceeds of $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of our IPO, we consummated our private placement of 5,566,667 private placement warrants, each exercisable to purchase one share of our Class A ordinary shares at $11.50 per share, to the Sponsor, at a price of $1.50 per private placement warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the trust account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills due in April 2021 and yielding less than 0.01% and at December 31, 2021, the proceeds in the trust account are invested in a money market fund that invests solely U.S. government treasury bills.

The net proceeds from our IPO and our private placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of our IPO and our private placement have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes, if any). At December 31, 2021 and 2020, we had approximately $842,000 and $20,000, respectively, of cash available outside of the trust account to fund our activities until we consummate an initial business combination.

Until the consummation of our IPO, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary share for $25,000 by our sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by our sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of our IPO, accordingly, no amounts are outstanding under the Note at December 31, 2021.

At December 31, 2021, the Company had approximately $842,000 in cash and approximately $1,783,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a business combination will be successful or successful within the period we have for consummating a business combination. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has until January 14, 2023 to complete an initial business combination, or until the end of any Extension Period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. If the Company does not complete an initial business combination by January 14, 2023 or the end of any approved Extension Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the trust account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after our IPO, they will be entitled to a pro rata share of the trust account upon the Company’s redemption or liquidation in the event the Company does not complete an initial business combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the price per unit in our IPO.

Off-balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

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

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our IPO, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space, utilities and secretarial and administrative support.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates:

Warrant Liability

A critical accounting estimate made in our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value may be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety based on the lowest level input that is significant to the fair value measurement.

The estimated fair value of our warrant liability at January 14, 2021 was determined using Level 3 inputs. At January 14, 2021, the Company utilized an independent valuation consultant that used a binomial lattice simulation methodology to value the Warrants. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

At December 31, 2021, our public warrants were trading in an active market. As such, at December 31, 2021, the Company valued its public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.83 per public warrant on December 31, 2021). Since the private placement warrants are substantially similar to the public warrants but do not trade, the company valued them based on the value of the public warrants (significant other observable inputs – Level 2).

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the pages numbered with an “F”, beginning with page F-1, of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weaknesses in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weakness in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. In light of this assessment, we performed additional analyses as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on January 14, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated. In addition, our management has concluded that our internal control over financial reporting did not result in the proper classification of all of our public shares as temporary equity. The reclassification of all of our public shares as temporary equity resulted in changes to the Company’s net income (loss) per share calculations that have previously been restated.

In light of material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including by making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have their intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future, in particular as industry accounting practice evolves over time.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Paul J. Zepf	57	Chief Executive Officer and Chairman
David Apseloff	63	Chief Financial Officer
Pano Anthos	63	Director
Andrew Cook	59	Director
Gary DiCamillo	71	Director
Claudia Hollingsworth	61	Director
William Kerr	80	Director
James McCann	52	Director
Jay Ripley	64	Director

Paul J. Zepf, Chief Executive Officer and Chairman

Mr. Zepf serves as our Chief Executive Officer and as Chairman of our board of directors since inception. From February 2018 through July 2020, Mr. Zepf was a senior investment professional at TowerBrook Capital Partners (“TowerBrook”), first as a Venture Partner and then as a Managing Director. Currently, he is a Management Advisory Board member at TowerBrook. TowerBrook is a private equity management firm with over $13 billion in assets under management, investing in both control and non-control deals across multiple industry sectors. From the closing of GPAC’s merger with Purple in February 2018 until August 2020, Mr. Zepf was a non-voting observer to Purple’s board of directors and each of its board committees. From August 2020, he has been a member and, since December 1, 2020, has been the non-executive Chairperson, of Purple’s board of directors. Prior thereto, from June 2015 to February 2018, he was Chief Executive Officer and a director of GPAC. From February 2014 to June 2015, Mr. Zepf was a Managing Director and Head of Strategic Initiatives at Golub Capital, a direct lender and credit asset manager, with more than $30 billion in capital under management. Prior to joining Golub Capital, from March 2005 to February 2014, Mr. Zepf was a managing principal of Corporate Partners, a Lazard-sponsored private equity fund. Following the February 2009 spin-off of Corporate Partners from Lazard, Mr. Zepf also served as managing principal of Corporate Partners Management LLC until February 2014. Prior to that, from 2001 to 2009, he was also co-head of Lazard North American Private Equity, and, from 2001 to 2005, a managing director of Lazard LLC. Mr. Zepf was a managing principal of Lazard Alternative Investments from 2005 to 2009 and of Lazard Capital Partners from 2001 to 2009. Previously, from 1998 to 2001, Mr. Zepf was a managing director of Corporate Partners I and of Centre Partners, a middle market private equity firm. He started his career in the Merchant Banking Department at Morgan Stanley & Co. in 1987. Mr. Zepf has a B.A. in Economics from the University of Note Dame, where he graduated summa cum laude and Phi Beta Kappa.

David Apseloff, Chief Financial Officer

Mr. Apseloff serves as our Chief Financial Officer (“CFO”) since inception. Mr. Apseloff is an experienced CFO who has extensive expertise in working with middle market companies. Mr. Apseloff currently serves on the board of directors of Aqua Terra Water Management L.P. and serves part-time as the CFO of Agile Cold Chain Solutions LLC. Mr. Apseloff previously served on the boards of CitySwitch Tower Holdings, LLC, from May 2019 until it was sold in September 2021, and Flagship Communities, LLC, from July 2018 until it completed its IPO in October 2020. Mr. Apseloff was formerly CFO of Aqua Terra from March 2017 to February 2018. From 2015 to 2016, he was the CFO and Executive Vice President of Agro, a global provider of cold chain logistic services, after they acquired Nordic Cold Storage Holdings LLC, where he served as CFO from 2011 to 2015. Previously in his career, Mr. Apseloff held CFO positions with a variety of private equity backed companies, including oil and gas services, distribution of RV accessories, healthcare services, industrial and manufacturing businesses. These companies were backed by sponsors such as Greenbriar Equity Group, Centre Partners Management LLC, Bregal Partners, Oaktree Capital and American Infrastructure Funds. Mr. Apseloff started his career at Arthur Andersen & Co. and was a senior staff accountant in the Small Business Audit Division. Mr. Apseloff is a Certified Public Accountant and holds a Bachelor’s of Science in Accounting from the University of Florida.

Pano Anthos, Director

Mr. Anthos, who has served as Vice Chairman of our board of directors since 2021, is the founder and managing director of XRC Labs and Funds, one of the leading innovation accelerators focused on the consumer goods and retail markets. He is regularly engaged as a speaker at leading industry and financial conferences including NRF, Shoptalk and NACDS on the industry side and UBS, RBC, Cowen, Oppenheimer and Jefferies on the financial side. Mr. Anthos has over 30 years of technology CEO and founder experience spanning supply chain, gaming and technology infrastructure, having built new businesses in B2B and B2C markets across Web, social, mobile and gaming platforms. In addition to his responsibilities at XRC Labs, Mr. Anthos has been a board member of Purple since its merger with GPAC in February 2018. Prior thereto, from June 2015 to February 2018, he served as a director of GPAC. He was also a partner of Eaglepoint, running their digital transformation practice. Prior to GPAC, Mr. Anthos co-founded GatherEducation in November 2012, which is a virtual reality classroom platform that recreates the physical classroom online to enable teachers to teach students on low bandwidth, 3G networks. From September 2010 to October 2011, Mr. Anthos founded and ran Guided Launch, an advisory firm that incubated startups in the media and advertising spaces. From 1984 to 2010, Mr. Anthos co-founded several successful businesses including Hangout Industries, a virtual reality gaming platform; Pantero, a semantic web integration platform; and Clearcross, a global logistics platform. Mr. Anthos also served on the board of directors of FCA International. Mr. Anthos holds an MIA from Columbia University, where he was an International Fellow, and holds a BA from the University of Delaware.

Andrew Cook, Director

Mr. Cook, one of our directors since 2021, is currently a director and chair of OmegaCat Reinsurance Ltd, a director of Aspida Holdings and a director of Atlas Arteria International Limited (ASX: ALX). He was formerly the Chief Financial Officer of GPAC from June 2015 to February 2018. From September 2013 to July 2020, he was a director and Audit Committee Chair of Blue Capital Reinsurance Holdings Limited (NYSE: BCRH), a Bermuda-based ILS reinsurance company. In September 2019, Mr. Cook was named Chief Executive Officer of Grey Castle, a Bermuda-based entity that participated in the life reinsurance run-off space until its sale in May 2020. Mr. Cook previously served as a director and Investment Committee Chair of Grey Castle. From October 2010 to June 2013he served as President of Alterra Bermuda Ltd., in addition to his position as Executive Vice President–Business Development, which he held from May 2010. Previously, Mr. Cook served as Chief Financial Officer of Harbor Point Ltd. from September 2006 until its merger with Max Capital Corp. in May 2010, the combination forming Alterra Capital Holdings. He also served as Deputy Chairman, President and Chief Financial Officer of Harbor Point Re Limited. From 2001 to 2006, Mr. Cook was the founding Chief Financial Officer of Axis Capital Holdings Ltd. From January 2001 until November 2001, he served as Senior Vice President and Chief Financial Officer of Mutual Risk Management. From 1993 to 1999, he served as Senior Vice President and Chief Financial Officer of LaSalle Re Holdings, Ltd. Mr. Cook qualified as a Canadian Chartered Professional Accountant in 1986, having started his career in Toronto with Ernst & Young. He received a B.A. in finance and accounting from the University of Western Ontario in 1983.

Gary DiCamillo, Director

Mr. DiCamillo, one of our directors since 2021, served as vice chairman of GPAC’s board of directors from its inception until February 2018, and since GPAC’s merger with Purple in February 2018 has been a member of the board of directors of Purple, its lead independent director and chairman of the audit committee. From June 2017 to January 2020, he served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading horse, livestock and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that, Mr. DiCamillo was the president and chief executive officer of Advantage Resourcing, a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1995 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1995 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He previously served as a director of Pella Corporation (from 1993 to 2007, and 2010 to 2018), the Sheridan Group, Inc. (from 1989 to 2017), and previously served as a director, as well as Lead Director, of 3Com Corporation (from 2000 to 2009). He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo has served as a director of Whirlpool Corporation (NYSE:WHR) since 1997 and served as chairman of its audit committee from April 2013 to April 2017. He serves on the boards of trustees at Rensselaer Polytechnic Institute and the Museum of Science in Boston, USA and previously served as a board member of Berkshire Manufactured Products, Inc. (where he was Chairman), Select Staffing and the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute.

Claudia Hollingsworth, Director

Ms. Hollingsworth, one of our directors since 2021, has been the Chief Executive Officer of i2CEO, a boutique advisory company that has advised companies in both the public and private sectors on business acceleration, transition, strategy, leadership and organizational maturity, since November 2016. Ms. Hollingsworth was appointed to Purple’s board of directors immediately following the closing of its business combination with GPAC and currently serves as chair of Purple’s human resources/compensation committee and as a member of its audit committee. Ms. Hollingsworth has 30 years of experience in consumer products, having managed manufacturers, wholesalers and multi-channel retail businesses. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth also served as Chief Executive Officer of i2CEO. From July 2007 to May 2011, Ms. Hollingsworth served as president of H.D. Buttercup, a furniture marketplace. From March 2004 to July 2007, she served as CEO and president of GBH, Inc., a boutique jewelry manufacturing company with factories in France and Peru. Prior to that, Ms. Hollingsworth served as president and director of Michael Anthony Jewelers. Earlier in her career, she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of Destinations by Design, a premier destination management company. She also serves on the board of Atlas Corps, an international network of social sector leaders and organizations. She is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow.

William Kerr, Director

Mr. Kerr, one of our directors since 2021, is a Partner of Eaglepoint. He served as Chairman of GPAC from 2015 to 2018. From January 2010 through January 2013, Mr. Kerr served as Chief Executive Officer of Arbitron, Inc., a media and marketing services firm. From 1991 until January 2010, Mr. Kerr served as Executive Vice President, then as President, Chairman and Chief Executive Officer, and finally as non-executive chairman, of Meredith Corporation (NYSE: MDP), a diversified media company. Mr. Kerr currently serves of the board of directors Questex Holdings Group and as a member of the Executive Board of MidOcean Partners. He has previously been on the board of directors of the Interpublic Group of Companies, Inc. (NYSE:IPG), Whirlpool Corporation (NYSE:WHR), Principal Financial Group, Inc. (NASDAQ:PFG), Penton Media and StorageTek. Earlier in his career, he was a consultant at McKinsey and a Vice President of The New York Times Company. Mr. Kerr has a B.A. from the University of Washington, a B.A. and an M.A. from Oxford University (where he was a Rhodes Scholar), and an M.A. and an M.B.A. from Harvard University.

James McCann, Director

Mr. McCann, one of our directors since 2021, has been the Chairman and CEO of Food Retail Ventures LLC since October 2016, a venture capital company funded by his family office that invests in early stage companies across the food and retail technology sectors. He currently serves as non-executive Chairman of Green Rabbit Holdings Inc.., as a director of Fetch Rewards Inc., Flashfood Inc., Atlas Bar, Inc., Afresh Technologies Inc., Fillogic Inc., Halla Technologies Inc., Weee! Inc. and Foodmaven Corporation. Prior to founding Food Retail Ventures LLC, from 2011 to 2016, Mr. McCann was on the Management Board of AEX listed Royal Ahold NV, initially as the Group Chief Commercial Officer and later as the Group COO and CEO of Ahold USA. He played a key role in the EUR54 billion merger of Royal Ahold NV with Belgian listed Delhaize Group. Prior to Ahold, from 2010 to 2011, Mr. McCann was on the Group Executive Committee at the Paris-listed Carrefour Group, where he was CEO of the French retail business. Prior to Carrefour, Mr. McCann was a senior executive at London-listed Tesco PLC, from 2006 to 2009 as CEO of Tesco Hungary, from 2004 to 2006 as CEO of Tesco Malaysia and from 2003 to 2004 as COO of Tesco Poland. Prior to Tesco, Mr. McCann held roles of increasing seniority at Shell PLC, Mars, Incorporated and Sainsbury’s PLC. Mr. McCann holds a BSc in Management Sciences from Manchester University UK (UMIST), having graduated with first class honors in 1992. Mr. McCann is a Trustee at Dana Farber Cancer Center in Boston, where he is the Chairman of the philanthropy committee and is on the governance and executive committees.

Jay Ripley, Director

Jay Ripley, one of our directors since 2021, is the founder and Chairman of Vivant Behavioral Healthcare, which recently bought a majority of the business of Sequel Youth & Family Services (“Sequel”), a national operator of behavioral health services in the USA. He co-founded Sequel in 1999, became its majority owner in 2014 and sold it to a private equity firm in 2017. Mr. Ripley also serves as Chairman of the Alaris Equity Partners Income Trust (“Alaris”) board of directors. Alaris is a publicly-traded investment company located in Calgary, Alberta, that has invested approximately $2.0 billion to date in North American companies. Additionally, Mr. Ripley was a founding partner of and serves as an advisory board member to CYwP Funds, a group of private equity funds in the Washington, DC area that invest in operating businesses and real estate across the U.S. Previously, Mr. Ripley co-founded and was the principal owner of BGR, “The Burger Joint,” an upscale, fast casual gourmet burger restaurant concept which he sold in March 2015. He also was a founding stockholder of Youth Services International and served as its President and Chief Operating Officer as well as its CFO. Additionally, he has served as President and CEO of Precision Auto Care, a worldwide franchiser of automotive service centers, and was an executive with Jiffy Lube, the leading franchiser of quick lube centers in America. Mr. Ripley began his career with Ernst & Young, CPAs in Baltimore, MD. Mr. Ripley is a summa cum laude graduate of the University of Baltimore and a licensed CPA. He is a member of both CEO (Chief Executives Organization) and YPO (Young Presidents’ Organization), serves on the University of Baltimore President’s Advisory Council, and is a partner in Sageworth, a shared family office that serves its members and clients around the world.

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight directors, divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Ms. Hollingsworth and Mr. McCann, will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Mr. Cook, Mr. Kerr and Mr. Ripley, will expire at our second annual general meeting. The term of office of the third class of directors, which will consist of Mr. Zepf, Mr. Anthos and Mr. DiCamillo, will expire at our third annual general meeting.

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

Audit Committee

We have established an audit committee of the board of directors. Gary DiCamillo, Andrew Cook and Jay Ripley serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Our board of directors has determined that each of Mr. DiCamillo, Mr. Cook and Mr. Ripley is independent under Nasdaq listing standards and applicable SEC rules. Mr. DiCamillo serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. DiCamillo and Mr. Cook each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Andrew Cook, William Kerr and Jay Ripley serve as members of this committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Mr. Cook, Mr. Kerr and Mr. Ripley is independent under Nasdaq listing standards and applicable SEC rules. Mr. Cook serves as chair of the committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. William Kerr, Claudia Hollingsworth and James McCann serve as members of this committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Mr. Kerr, Ms. Hollingsworth and Mr. McCann is independent under Nasdaq listing standards and applicable SEC rules. Mr. Kerr serves as chair of the committee.

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

Item 11. Executive Compensation

None of our executive officers or directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor or officers, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

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

	Class A Ordinary Share		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
Global Partner Sponsor II LLC(3)	—	—	7,500,000	100.0%	20.0%
Paul J. Zepf(3)	—	—	7,500,000	100.0%	20.0%
David Apseloff(4)	—	—	—	—	—
Pano Anthos(4)	—	—	—	—	—
Andrew Cook(4)	—	—	—	—	—
Gary DiCamillo(4)	—	—	—	—	—
Claudia Hollingsworth(4)	—	—	—	—	—
William Kerr(4)	—	—	—	—	—
James McCann(4)	—	—	—	—	—
Jay Ripley(4)	—	—	—	—	—
All directors and executive officers as a group (9 individuals) (3)	—	—	7,500,000	100%	20.0%
Aristeia Capital, L.L.C.(5)	2,163,924	7.2%	—	—	5.8%
Empyrean Capital Overseas Master Fund, Ltd. (6)	1,650,000	5.5%	—	—	4.4%

(1)	Unless otherwise noted, the business address of each of our shareholders is 7 Rye Ridge Plaza, Suite 350, Rye Brook, NY 10573.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)	Our sponsor, Global Partner Sponsor II LLC, is the record holder of the shares reported. The managing member of our sponsor is Paul J. Zepf, who may be deemed to have beneficial ownership of the shares held by our sponsor.

(4)	Does not include any shares indirectly owned by the relevant individual as a result of that individual’s membership interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

(5)

According to a Schedule 13G filed February 14, 2022 with the SEC, Aristeia Capital L.L.C. (“Aristeia”) is the investment manager of one or more private investment funds, and has voting and investment control with respect to the Class A ordinary shares listed, which are held by one or more such funds. The principal business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G filed January 25, 2021 with the SEC, Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), its investment manager Empyrean Capital Partners, LP (“ECP”) and Mr. Amos Meron, managing member of the general partner of ECP, may be deemed to be the beneficial owners of the Class A ordinary shares listed, which are directly held by ECOMF. The principal business address of each of the reporting persons is 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

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

The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

In addition to the foregoing, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell founder shares of theirs, if any, until certain vesting conditions are satisfied, as described in the prospectus for our IPO under the heading “Description of Securities—Founder Shares.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

On November 11, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our IPO and formation costs in consideration of receiving 7,187,500 Class B ordinary shares, par value $0.0001. On January 11, 2021, we effected a share capitalization, resulting in our sponsor holding 7,500,000 Class B ordinary shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our IPO. Up to 625,000 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. Because that option was fully exercised, no founder shares were forfeited. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased 5,566,667 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that was conducted concurrently with the closing of the IPO. As such, our sponsor’s interest in this transaction is valued at $8,350,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor or officers, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has a charter that provides for it to review, approve and/or ratify “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that we have already committed to, the business purpose of the transaction, and the benefits of the transaction to us and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Mr. Cook, Mr. DiCamillo, Ms. Hollingsworth, Mr. Kerr, Mr. McCann and Mr. Ripley is an independent director under applicable SEC rules and the Nasdaq listing standards. Our Audit Committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the Audit Committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), PCAOB ID #100, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2021 and the period from November 3, 2020 (inception) through December 31, 2020 totaled $65,000 and $58,195, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from November 3, 2020 (inception) through December 31, 2020 we did not pay any audit-related fees to Withum.

Tax Fees. We paid Withum $2,460 for tax return services, planning or tax advice for the year ended December 31, 2021. We did not pay Withum for any such services for the period from November 3, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2021 or for the period from November 3, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID #100)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the period from November 3, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto included below in this Item 15 of Part IV.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

GLOBAL PARTNER ACQUISITION CORP II

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID #100)	F-2

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020	F-4

Statements of Changes in Shareholders’ Equity (Deficit) for the period from November 3, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021	F-5

Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Global Partner Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from November 3, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 3, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statement

As described in Note 7 to the financial statements, the Company’s previously issued January 14, 2021 financial statement has been restated herein to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 17, 2022

PCAOB ID #100

Global Partner Acquisition Corp II

Balance Sheets

	December 31,
	2021	2020

ASSETS
Current assets –
Cash	$842,000	$20,000
Prepaid expenses	183,000
Deferred offering costs	-	205,000
Total current assets	1,025,000	225,000
Cash and investments held in Trust Account	300,075,000	-
Total assets	$301,100,000	$225,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities –
Accounts payable, including in 2021, offering costs of $70,000	$135,000	$6,000
Accrued liabilities	2,673,000	-
Note payable to Sponsor	-	199,000
Total current liabilities	2,808,000	205,000
Other liabilities –
Warrant liability	12,920,000	-
Deferred underwriting compensation	10,500,000	-
Total liabilities	26,202,000	205,000
Commitments and contingencies –	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at $10.00 per share) at December 31, 2021, none at December 31, 2020	300,000,000	-
Shareholders’ equity (deficit) –
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding at December 31, 2021 and 2020 (excluding 30,000,000 shares subject to possible redemption at December 31, 2021)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding at December 31, 2021 and 2020	1,000	1,000
Additional paid-in-capital	-	24,000
Accumulated deficit	(25,129,000)	(5,000)
Total shareholders’ equity (deficit)	(25,128,000)	20,000
Total liabilities and shareholders’ equity (deficit)	$301,100,000	$225,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statements of Operations

	For the year ended December 31, 2021	For the period from November 3, 2020 (inception) to December 31, 2020

Revenues	$-	$-
General and administrative expenses	3,599,000	5,000
Loss from operations	(3,599,000)	(5,000)
Other income (expense) –
Income from cash and investments held in Trust Account	75,000	-
Transaction costs allocated to warrant liability	(800,000)	-
Change in fair value of warrant liability	9,029,000	-
Net income (loss)	$4,705,000	$(5,000)

Weighted average Class A ordinary shares outstanding– basic and diluted	28,932,000	-
Net income per Class A ordinary share – basic and diluted	$0.13	$-
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.13	$0.00

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statement of Changes in Shareholders’ Equity (Deficit)

For the period from November 3, 2020 (inception) to December 31, 2020 and for the year ended December 31, 2021

	Ordinary Shares				Total
	Class B Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, November 3, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor at approximately $0.03 per share	7,500,000	1,000	24,000	-	25,000
Net loss	-	-	-	(5,000)	(5,000)
Balances, December 31, 2020	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income	-	-	-	4,705,000	4,705,000
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statement of Cash Flows

	For the year ended December 31, 2021	For the period from November 3, 2020 (inception) to December 31, 2020

Cash flow from operating activities:
Net income	$4,705,000	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities
Payment of formation costs through Class B ordinary shares	-	5,000
Income from cash and investments held in Trust Account	(75,000)	-
Transaction costs allocated to warrant liability	800,000	-
Change in fair value of warrant liability	(9,029,000)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(182,000)	-
Increase in accounts payable	64,000	-
Increase in accrued liabilities	2,673,000	-
Net cash used in operating activities	(1,044,000)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(300,000,000)

Cash flows from financing activities:
Proceeds from notes payable and advances – related party	-	150,000
Proceeds from sale of Public Offering Units	300,000,000	-
Proceeds from sale of Private Placement Warrants	8,350,000	-
Payment of underwriting discounts	(6,000,000)	-
Payment of offering costs	(285,000)	(130,000)
Payment of notes payable and advances – related party	(199,000)	-
Net cash provided by financing activities	301,866,000	20,000

Net increase in cash	822,000	20,000
Cash at beginning of period	20,000	-
Cash at end of period	$842,000	$20,000

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$-	$20,000
Deferred offering costs paid directly by Sponsor and included in Sponsor Note	$-	$49,000
Deferred offering costs in accrued expenses	$-	$6,000
Deferred underwriter compensation	$10,500,000	$-
Offering costs included in accounts payable	$70,000	$-

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

At December 31, 2021, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering.

All dollar amounts are rounded to thousands of dollars.

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

Global Partner Acquisition Corp II

Notes to Financial Statements

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released for taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable and amounts released to the Company for working capital. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Capital Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, the Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

The Company will have 24 months, until January 14, 2023, from the closing date of the Public Offering to complete its initial Business Combination, or until the end of any extension period that may be proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in Note 3) in the Public Offering.

Global Partner Acquisition Corp II

Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and has been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Going Concern:

At December 31, 2021, the Company has approximately $842,000 in cash and approximately $1,783,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company does not complete a Business Combination prior to January 14, 2023, it could be forced to wind up operations and liquidate if it does not receive and extension from shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company plans to address these multiple uncertainties by preserving cash, if and when necessary deferring payments to service providers with the anticipated cooperation of such service providers and consummating a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the period available to the Company to consummate a Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income (Loss) per Ordinary Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the periods presented.

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” At December 31, 2021, the Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares because the Company assumes a Business Combination to be the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period.

The following table reflects the earnings per share for the year ended December 31, 2021 after allocating income between the shares based on outstanding shares.

	Year ended
	December 31, 2021
	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$3,736,000	$969,000
Denominator:
Basic and diluted weighted average ordinary shares:	28,932,000	7,500,000

Basic and diluted net income per ordinary share	$0.13	$0.13

Global Partner Acquisition Corp II

Notes to Financial Statements

There were no outstanding Class A ordinary shares in the period from November 3, 2020 (inception) to December 31, 2021.

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

Financial Instruments:

The fair value of the Company’s assets and liabilities (excluding the Warrant liability), which qualify as financial instruments under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC 820”), “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements, primarily due to their short-term nature, except for warrant liabilities (see Note 5).

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totalled approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the temporary equity and warrant liability components and approximately $16,254,000 has been charged to temporary equity for the temporary equity components based on the relative fair-value of the warrants and approximately $800,000 has been charged to other expense for the warrant liability components upon completion of the Public Offering.

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

Global Partner Acquisition Corp II

Notes to Financial Statements

Under ASC 480-10-S99, the Company has elected to recognize changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Class A ordinary shares subject to redemption	$300,000,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Global Partner Acquisition Corp II

Notes to Financial Statements

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure in the financial statement have been recognized or disclosed.

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial business combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares as discussed further in Note 6. Only whole Redeemable Warrants may be exercised.

The Company had granted the underwriters a 45-day option to purchase up to 2,500,000 Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. Such option was exercised in full at the closing of the Public Offering and included in the 30,000,000 Units sold on January 14, 2021.

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s initial business combination.

Note 4 – Related Party Transactions

Founder Shares:

During 2020, the Sponsor purchased 7,187,500 Class B ordinary shares (the “Founder Shares”) for $25,000 (which amount was paid directly for organizational costs and costs of the Public Offering by the Sponsor on behalf of the Company), or approximately $0.003 per share. In January 2021, the Company effected a share capitalization resulting in there being an aggregate of 7,500,000 Founder Shares issued. The Founder Shares are substantially identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares automatically convert into Class A ordinary shares at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below, and the Founder Shares are subject to vesting as follows: 50% upon the completion of a business combination and then 12.5% on each of the attainment of Return to Shareholders (as defined in the agreement) exceeding 20%, 30%, 40% and 50%. Certain events, as defined in the agreement, could trigger an immediate vesting under certain circumstances. Founder Shares that do not vest within an eight-year period from the closing of the business combination will be cancelled.

Global Partner Acquisition Corp II

Notes to Financial Statements

The Sponsor agreed to forfeit up to 625,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters’ exercised their over-allotment option in full and therefore such shares are no longer subject to forfeiture.

In addition to the vesting provisions of the Founder Shares discussed in this Note 4, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Related Party Loans:

In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. At December 31, 2021 and 2020, the Company had $-0- and $199,000, respectively, outstanding under the Note for amounts drawn down under the Note including approximately $49,000 of costs paid directly by the Sponsor, for costs related to the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid. As such, there are no amounts outstanding at December 31, 2021 and the borrowings under the Note is no longer available to the Company.

Global Partner Acquisition Corp II

Notes to Financial Statements

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $291,000 and $-0-, respectively, was paid and charged to general and administrative expenses during the year ended December 31, 2021 and for the period from November 3, 2020 (inception) to December 31, 2020 for this agreement. There were no amounts payable or accrued at December 31, 2021 or 2020.

Note 5 – Accounting for Warrant Liability

At December 31, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants. There were no warrants outstanding at December 31, 2020.

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

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,300,000	$8,300,000	$-	$-
Private Placement Warrants	4,620,000	-	4,620,000	-
Warrant liability at December 31, 2021	$12,920,000	$8,300,000	$4,620,000	$-

At December 31, 2021, the Company values its (a) public warrants based on the closing price at December 31, 2021 in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the year ended December 31, 2021:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(5,800,000)	(3,229,000)	(9,029,000)
Fair value as of December 31, 2021	$8,300,000	$4,620,000	$12,920,000

Global Partner Acquisition Corp II

Notes to Financial Statements

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the period ended June 30, 2021. The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Initial measurement on January 14, 2021	$7,849,000	$14,100,000	$21,949,000
Change in fair value of Public and Private Placement Warrants from January 12 to March 31, 2021	(2,004,000)	(3,600,000)	(5,604,000)
Transfer to Level 1	(5,845,000)		(5,845,000)
Transfer to Level 2	-	(10,500,000)	(10,500,000)
Fair value of Level 3 warrant liabilities as of December 31, 2021	$-	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,500,000 at the time of transfer. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,845,000 at the time of transfer.

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

In April 2021, the Company’s U.S. government treasury bills yielding approximately 0.1% matured and the proceeds were deposited in a money market fund which meets certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and invests only in direct U.S. government obligations. At December 31, 2021, the Trust Account continues to be invested in that money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. There are no held-to-maturity securities on the balance sheet at December 31, 2021.

Global Partner Acquisition Corp II

Notes to Financial Statements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Gross Unrealized	Quoted Price in Active
Description	December 31, 2021	Holding Gains	Markets (Level 1)
Assets:
Money Market Fund	300,067,000	-	300,067,000
Total	$300,067,000	$-	$300,067,000

There were no assets measured at fair value on a recurring basis at December 31, 2020.

Note 7 – Restatement of Previously Issued Balance Sheet

Public and Private Placement Warrants

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

Class A Ordinary Shares Subject to Redemption:

The Company has determined that since all of the Class A ordinary shares are redeemable all such shares should be accounted for as redeemable in such companies’ financial statements. Previously, most SPACs, including the Company, accounted for all but the amount necessary to have $5,000,001 of shareholders’ equity, as redeemable since the Company would not enter a transaction that would cause its shareholders’ equity to be below the $5,000,001 threshold. In November 2021 the Company determined that such revisions, because of their quantitative materiality, should be presented as restatements rather than revisions.

As a result of the above, the Company has recorded all outstanding Class A ordinary shares as Class A ordinary shares subject to redemption in the December 31, 2021 balance sheet. The effect of these changes (warrant liability and Class A ordinary shares subject to redemption) on the Company’s previously issued balance sheet at January 14, 2021 as it was originally issued is as follows:

	As Previously	Adjustment	As Restated
Balance Sheet at January 14, 2021
Warrant liability	$-	$21,949,000	$21,949,000
Class A ordinary shares subject to possible redemption	$286,310,000	$13,690,000	$300,000,000
Additional paid-in capital	$5,004,000	$(5,004,000)	$-
Retained earnings (Accumulated deficit)	$(5,000)	$(29,829,000)	$(29,834,000)
Total shareholders’ equity (deficit)	$5,000,000	$(34,833,000)	$(29,833,000)
Class A ordinary shares outstanding	1,369,001	(1,369,001)	-

The changes described did not have any impact on the Company’s cash position, the balance held in its trust account or its total assets.

Global Partner Acquisition Corp II

Notes to Financial Statements

Note 8 – Shareholders’ Equity (Deficit)

Ordinary Shares:

The authorized ordinary shares of the Company include 500,000,000 Class A ordinary shares, par value, $0.0001, and 50,000,000 Class B ordinary shares, par value, $0.0001, or 550,000,000 ordinary shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each Class A or Class B ordinary share.

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

At December 31, 2021 and 2020, after the January 2021 share recapitalization of Class B ordinary shares and the Public Offering including Class A ordinary shares, there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption).

Public Warrants:

Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one share of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period, January 14, 2023, allotted to complete the Business Combination, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants.

Global Partner Acquisition Corp II

Notes to Financial Statements

Preference Shares:

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no Preference shares issued or outstanding.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 11, 2021, by and between the Company, UBS Securities LLC and RBC Capital Markets, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Contingent Rights Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.6	Description of Registered Securities.*
10.1	Investment Management Trust Agreement, January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 11, 2021, by and among the Company and the Global Partner Sponsor II LLC. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Promissory Note, dated August 20, 2020, issued to Global Partner Sponsor II LLC. (2)
10.6	Securities Subscription Agreement, dated as of November 11, 2020, Between The Company and the Sponsor. (2)
10.7	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, directors and Global Partner Sponsor II LLC. (1)
10.8	Administrative Services Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
14.1	Code of Business Conduct and Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter. (3)
99.2	Compensation Committee Charter. (3)
99.2	Corporate Governance and Nominating Committee Charter. (3)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 15, 2021.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed on December 21, 2020.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed on December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2022	Global Partner Acquisition Corp II

	By:	/s/ Paul J. Zepf
	Name: Title:	Paul J. Zepf Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul J. Zepf	Chairman of the Board and Chief Executive Officer	March 18, 2022
Paul J. Zepf	(Principal Executive Officer)

/s/ David Apseloff	Chief Financial Officer	March 18, 2022
David Apseloff	(Principal Financial and Accounting Officer)

/s/ Pano Anthos	Director	March 18, 2022
Pano Anthos

/s/ Andrew Cook	Director	March 18, 2022
Andrew Cook

/s/ Gary DiCamillo	Director	March 18, 2022
Gary DiCamillo

/s/ Claudia Hollingsworth	Director	March 18, 2022
Claudia Hollingsworth

/s/ William Kerr	Director	March 18, 2022
William Kerr

/s/ James McCann	Director	March 18, 2022
James McCann

/s/ Jay Ripley	Director	March 18, 2022
Jay Ripley