Form 10-Q
period 2022-03-31
Global Partner Acquisition Corp II
filed 2022-05-12
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-39875

GLOBAL PARTNER ACQUISITION CORP II

(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Rye Ridge Plaza, Suite 350 Rye Brook, NY 100573	10537
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022, there were 30,000,000 of the Company’s Class A ordinary shares and 7,500,000 of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets -
Cash	$528,000	$842,000
Prepaid expenses	191,000	183,000
Total current assets	719,000	1,025,000
Cash and investments held in Trust Account	300,101,000	300,075,000
Total assets	$300,820,000	$301,100,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities–
Accounts payable	$26,000	$135,000
Accrued liabilities	2,668,000	2,673,000
Total current liabilities	2,694,000	2,808,000
Other liabilities –
Warrant liability	6,071,000	12,920,000
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	19,265,000	26,228,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.00 per share)	300,000,000	300,000,000
Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	-
Retained earnings (accumulated deficit)	(18,446,000)	(25,129,000)
Total shareholders’ equity (deficit)	(18,445,000)	(25,128,000)
Total liabilities and shareholders’ equity (deficit)	$300,820,000	$301,100,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the three months
	ended March 31,
	2022	2021

Revenues	$-	$-
General and administrative expenses	191,000	219,000
Loss from operations	(191,000)	(219,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	25,000	45,000
Transaction costs allocated to warrant liability	-	(800,000)
Change in fair value of warrant liability	6,849,000	5,604,000
Net income	$6,683,000	$4,630,000

Weighted average Class A ordinary shares outstanding - basic and diluted	30,000,000	25,333,000
Net income per Class A ordinary share – basic and diluted	$0.18	$0.14
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.18	$0.14

See accompanying notes to unaudited condensed financial statements

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Equity (Deficit)
For the three months ended March 31, 2022 and 2021

For the three months ended March 31, 2022:

	Ordinary Shares				Total
	Class B Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, December 31, 2021,	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Net income	-	-	-	6,683,000	6,683,000
Balances, March 31, 2022 (unaudited)	7,500,000	$1,000	$-	$(18,446,000)	$(18,445,000)

For the three months ended March 31, 2021:

	Ordinary Shares				Total
	Class B Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balances, December 31, 2020,	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income	-	-	-	4,630,000	4,630000
Balances, March 31, 2021 (unaudited)	7,500,000	$1,000	$-	$(25,204,000)	$(25,203,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the three months
	ended March 31,
	2022	2022

Cash flow from operating activities:
Net income	$6,683,000	$4,630,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in the Trust Account	(25,000)	(45,000)
Transaction costs allocated to warrant liability	-	800,000
Change in fair value of warrant liability	(6,849,000)	(5,604,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,000)	(390,000)
Decrease in accounts payable	(109,000)	-
Increase (decrease) in accrued liabilities and rounding	(6,000)	131,000
Net cash used in operating activities	(314,000)	(478,000)

Cash flows from investing activities: Cash deposited in Trust Account	-	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	-	300,000,000
Proceeds from sale of Private Placement Warrants	-	8,350,000
Payment of underwriting discounts	-	(6,000,000)
Payment of offering costs	-	(285,000)
Payment of notes payable and advances – related party	-	(199,000)
Net cash provided by financing activities	-	301,866,000

Net increase (decrease) in cash	(314,000)	1,388,000
Cash at beginning of period	842,000	20,000
Cash at end of period	$528,000	$1,408,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$10,500,000
Offering costs included in offering costs, payable and accrued	$-	$86,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

(unaudited)

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and amounts released to the Company for working capital. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

The Company will have 24 months, until January 14, 2023, from the closing date of the Public Offering to complete its initial Business Combination or until the end of any extension period that may be proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable and amounts released to the Company for working capital (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in Note 3) in the Public Offering.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future periods.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022.

Liquidity and Going Concern:

At March 31, 2022, the Company has approximately $528,000 in cash and approximately $1,975,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 14, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income (Loss) per Ordinary Share:

Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per ordinary share is the same as basic loss per ordinary share for the period.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$5,347,000	$1,336,000	$3,704,000	$926,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	25,333,000	7,500,000

Basic and diluted net income per ordinary share	$0.18	$0.18	$0.14	$0.14

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2022 or December 31, 2021.

Fair Value Measurements

The Company complies with FASB ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of March 31, 2022 and December 31, 2021, the carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2022, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Class A ordinary shares subject to redemption	$300,000,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

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

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the business combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial business combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period, January 14, 2023, allotted to complete the Business Combination, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

Related Party Loans:

In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. As of the closing date of the Public Offering , the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid and the Note is no longer available to the Company.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $63,000, respectively, was paid and charged to general and administrative expenses during the three months ended March 31, 2022 and 2021 for this agreement and there were no amounts payable or accrued at March 31, 2022 or December 31, 2021.

Note 5 – Accounting for Warrant Liability and Fair Value of Warrants

At March 31, 2022 and December 31, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs in the three months ended March 31, 2021.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$3,900,000	$3,900,000	$-	$-
Private Placement Warrants	2,171,000	-	2,171,000	-
Warrant liability at March 31, 2022	$6,071,000	$3,900,000	$2,171,000	$-

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,300,000	$8,300,000	$-	$-
Private Placement Warrants	4,620,000	-	4,620,000	-
Warrant liability at December 31, 2021	$12,920,000	$8,300,000	$4,620,000	$-

At March 31, 2022 and December 31, 2021, the Company values its (a) public warrants based on the closing price at March 31, 2022 and December 31, 2021 in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the three months ended March 31, 2022:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2021	$8,300,000	$4,620,000	$12,920,000
Change in fair value	(4,400,000)	(2,449,000)	(6,849,000)
Fair value as of March 31, 2022	$3,900,000	$2,171,000	$6,071,000

The following table presents the changes in the fair value of warrant liabilities during the three months ended March 31, 2021:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(3,600,000)	(2,004,000)	(5,604,000)
Fair value as of March 31, 2021	$10,500,000	$5,845,000	$16,345,000

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

In April 2021, the Company’s U.S. government treasury bills matured and the proceeds were deposited in a money market fund which meets certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and invests only in direct U.S. government obligations. At March 31, 2022 and December 31, 2021, the Trust Account continues to be invested in that money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2022 and December 31, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

		Quoted Price
	Carrying value at	Prices in Active
Description	March 31, 2022	Markets (Level 1)
Assets:
Money Market Fund	300,101,000	300,101,000
Total	$300,101,000	$300,101,000

		Quoted Price
	Carrying value at	Prices in Active
Description	December 31, 2021	Markets (Level 1)
Assets:
Money Market Fund	300,075,000	300,075,000
Total	$300,075,000	$300,075,000

 Note 7 – Shareholders’ Equity (Deficit)

Ordinary Shares:

The authorized ordinary shares of the Company include 500,000,000 Class A ordinary shares, par value, $0.0001, and 50,000,000 Class B ordinary shares, par value, $0.0001, or 550,000,000 ordinary shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each Class A and Class B ordinary share.

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

At March 31, 2022 and December 31, 2021 there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption at each condensed balance sheet date).

Preference Shares:

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no Preference shares issued or outstanding.

Note 8 – Commitments and Contingencies

Business Combination Costs

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company has entered into, and expects to enter into additional, engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Risks and Uncertainties

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

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

As indicated in the accompanying financial statements, as of March 31, 2022, we had $528,000 of cash and negative working capital of approximately $1,975,000. Further, we expect to incur significant costs in the pursuit of our initial business combination and if we cannot complete a business combination by January 14, 2023 we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from November 3, 2020 (date of inception) to March 31, 2022 our activities consisted of formation and preparation for the public offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the public offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $75,000 and $63,000, respectively, for the three months ended March 31, 2022 and 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $116,000 and $84,000, respectively, for the three months ended March 31, 2022 and 2021. General and administrative costs also include approximately $-0- and $72,000, respectively, of professional and consulting fees in the three months ended March 31, 2022 and 2021, respectively, associated with our review of business combination candidates.

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

Income taxes were $-0- and $-0-, respectively, for the three months ended March 31, 2022 and 2021 because we are an exempt Cayman Islands company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2022.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The statement of operations for the three months ended March 31, 2022 and 2021 reflects other income from change in fair value of the warrant liability of approximately $6,849,000 and $5,604,000 and charges to other expense aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

The public offering and the private placement closed on January 14, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills that matured in April 2021. At March 31, 2022 and December 31, 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills. Interest income was approximately $25,000 and $45,000, respectively, for the three months ended March 31, 2022 and 2021. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments have been historically low.

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

The net proceeds from the Public Offering and Private Placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes, if any). At March 31, 2022 and December 31, 2021, we had approximately $528,000 and $842,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at March 31, 2022.

At March 31, 2022, the Company has approximately $528,000 in cash and approximately $1,975,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 14, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company has until January 14, 2023 to complete an initial business combination, or until the expiration of any extension period (“Extension Period”) that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association (the “Initial Business Combination”). If the Company does not complete an Initial Business Combination by January 14, 2023 or the end of any approved Extension period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the trust account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space, utilities and secretarial and administrative support.

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

The estimated fair value of our warrant liability at January 14, 2021 was determined using Level 3 inputs. At January 14, 2021, the Company utilized an independent valuation consultant that used a binomial lattice simulation methodology to value the Warrants. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Beginning on March 31, 2021 and for periods thereafter, the fair value of the warrant liability was determined based on public trading information as discussed below.

At March 31, 2021, our public warrants were trading in an active market. As such, at March 31, 2021 and thereafter, the Company valued its public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.39 per public warrant on March 31, 2022). Since the private placement warrants are substantially similar to the public warrants but do not trade, the company valued them based on the value of the public warrants (significant other observable inputs – Level 2).

For reference, each $0.10 change in fair value of our warrants translates to approximately $1,557,000 gain or loss.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes- Oxley Act for the period ending March 31, 2022 and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Disclosure controls are procedures with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting at March 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to material weakness in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. In light of this assessment, we performed additional analyses as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021 and our Form 10-K filed with the SEC on March 18, 2022; see below. Any of these factors, including that added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In addition:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities would be restricted, including through restrictions on the nature of our investments, restrictions on our issuance of securities and restrictions on our incurrence of debt. In addition, we would have imposed upon us extensive regulatory requirements, including to register as an investment company with the SEC, adopt a specified form of corporate structure and comply with reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading of “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter operate the post-transaction business or assets for the long term. We do not plan to invest in businesses or assets with a view to resale or profiting from their resale. We do not plan to buy multiple unrelated businesses or assets or to be a passive investor. We do not plan to buy or sell businesses in the manner of a merchant bank or private equity fund.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the trust account, and by having a business plan targeted at acquiring and growing a business for the long term, we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Holding securities in our Company is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation against certain special purpose acquisition companies asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not considered an investment company and thus to be subject to the Investment Company Act.

In addition, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that the SPACs satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP II

Dated: May 12, 2022	/s/ Paul J. Zepf
Name: Paul J. Zepf
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)
Dated: May 12, 2022	/s/ David Apseloff
Name: David Apseloff
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)