Form 10-Q
period 2022-06-30
Global Partner Acquisition Corp II
filed 2022-08-10
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 30,000,000 of the Company’s Class A ordinary shares and 7,500,000 of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets -
Cash	$389,000	$842,000
Prepaid expenses	130,000	183,000
Total current assets	519,000	1,025,000
Investments held in Trust Account	300,554,000	300,075,000
Total assets	$301,073,000	$301,100,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$16,000	$135,000
Accrued liabilities	2,806,000	2,673,000
Total current liabilities	2,822,000	2,808,000
Other liabilities –
Warrant liability	2,802,000	12,920,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	16,124,000	26,228,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.02 at June 30, 2022 and $10.00 per share at December 31, 2021)	300,554,000	300,000,000

Shareholders’ equity (deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(15,606,000)	(25,129,000)
Total shareholders’ deficit	(15,605,000)	(25,128,000)
Total liabilities and shareholders’ deficit	$301,073,000	$301,100,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
General and administrative expenses	329,000	2,132,000	520,000	2,351,000
Loss from operations	(329,000)	(2,132,000)	(520,000)	(2,351,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	454,000	15,000	479,000	60,000
Transaction costs allocated to warrant liability	-	-	-	(800,000)
Change in fair value of warrant liability	3,269,000	156.000	10,118,000	5,760,000
Net income (loss)	$3,394,000	$(1,961,000)	$10,077,000	$2,669,000

Weighted average Class A ordinary shares outstanding -– basic and diluted	30,000,000	30,000,000	30,000,000	27,845,000
Net income (loss) per Class A ordinary share – basic and diluted	$0.09	$(0.05)	$0.27	$0.08
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net income (loss) per Class B ordinary share – basic and diluted	$0.09	$(0.05)	$0.27	$0.08

See accompanying notes to unaudited condensed financial statements

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended June 30, 2022:

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balances, March 31, 2022 (unaudited)	7,500,000	$1,000	$-	$(18,446,000)	$(18,445,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(554,000)	(554,000)
Net income	-	-	-	3,394,000	3,394,000
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)

For the six months ended June 30, 2022:

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(554,000)	(554,000)
Net income	-	-	-	10,077,000	10,077,000
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)

For the three months ended June 30, 2021:

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balances, March 31, 2021 (unaudited)	7,500,000	$1,000	$-	$(25,204,000)	$(25,203,000)
Net loss	-	-	-	(1,961,000)	(1,961,000)
Balances, June 30, 2021 (unaudited)	7,500,000	$1,000	$-	$(27,165,000)	$(27,164,000)

For the six months ended June 30, 2021:

	Ordinary Shares		Additional		Total Shareholders’
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2020	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion of Class A ordinary shares subject to redemption	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income	-	-	-	2,669,000	2,669,000
Balances, June 30, 2021 (unaudited)	7,500,000	$1,000	$-	$(27,165,000)	$(27,164,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2022	2021

Cash flow from operating activities:
Net income	$10,077,000	$2,669,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in the Trust Account	(479,000)	(60,000)
Transaction costs allocated to warrant liability	-	800,000
Change in fair value of warrant liability	(10,118,000)	(5,760,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	53,000	(323,000)
(Decrease) increase in accounts payable	(119,000)	111,000
Increase in accrued liabilities	133,000	1,938,000
Net cash used in operating activities	(453,000)	(625,000)

Cash flows used in investing activities: Cash deposited in Trust Account	-	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	-	300,000,000
Proceeds from sale of Private Placement Warrants	-	8,350,000
Payment of underwriting discounts	-	(6,000,000)
Payment of offering costs	-	(285,000)
Payment of notes payable and advances – related party	-	(199,000)
Net cash provided by financing activities	-	301,866,000

Net (decrease) increase in cash	(453,000)	1,241,000
Cash at beginning of period	842,000	20,000
Cash at end of period	$389,000	$1,261,000

Supplemental disclosure of non-cash financing activities:
Accretion in value of Class A ordinary shares	$554,000	$-
Deferred underwriter commission	$-	$10,500,000
Accrued offering costs	$-	$70,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

(unaudited)

Note 1 – Description of Organization and Business Operations

Global Partner Acquisition Corp II (the “Company”) was incorporated under the laws of the Cayman Islands as an exempted company on November 3, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At June 30, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to June 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering.

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

The Trust Account:

The funds in the Trust Account can only be invested in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its Initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets, legal and accounting fees related to regulatory reporting obligations, payment for services of investment professionals and support services, continued listing fees and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 24 months, January 14, 2023, from the closing of the Public Offering, or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering (January 14, 2023), subject to applicable law, or during any extended time that we have to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend our amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of our public shareholders.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commission and taxes payable on interest earned on the trust account) at the time of signing a definitive agreement in connection with the Company’s Initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on funds held in the trust account and not previously released to pay income taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on funds held in the trust account and not previously released to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Capital Market. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest earned on funds held in the trust account and not previously released to pay income taxes. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares).

The Company will have 24 months from the closing date of the Public Offering (until January 14, 2023) to complete its Initial Business Combination or until the end of any extension period that may be proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern:

At June 30, 2022, the Company has approximately $389,000 in cash and approximately $2,283,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$2,715,000	$679,000	$8,062,000	$2,015,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.27	$0.27

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net (loss) income per ordinary share:
Allocation of (loss) income – basic and diluted	$(1,569,000)	$(392,000)	$2,103,000	$566,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	27,845,000	7,500,000

Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.08	$0.08

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

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2022 or December 31, 2021.

Fair Value Measurements

The Company complies with FASB ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of June 30, 2022 and December 31, 2021, the carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values primarily due to the short-term nature of the instruments.

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the temporary equity and warrant liability components, based on their relative fair-value. Components. Upon completion of the Public Offering approximately $16,254,000 has been charged to temporary equity for the temporary equity components and approximately $800,000 has been charged to other expense for the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed condensed balance sheet.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2022, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value at Public Offering	30,354,000
Accretion of carrying value to redemption value since Public Offering	554,000
Class A ordinary shares subject to redemption	$300,554,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently evaluating the impact that the pronouncement will have on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the condensed balance sheet through the date that the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the condensed financial statement have been recognized or disclosed (see Note 9).

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s Initial Business Combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Initial Business Combination on or prior to the end of the Combination Period., the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution from the trust account to the public shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

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

Related Party Loans:

In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the Public Offering. As of the closing date of the Public Offering, the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid and the Note is no longer available to the Company.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an Initial Business Combination or the liquidation of the Company. Approximately $75,000 was paid and charged to general and administrative expenses during each of the three months ended June 30, 2022 and 2021. Approximately $150,000 and $138,000, respectively, was paid and charged to general and administrative expenses during each of the three months ended June 30, 2022 and 2021 for this agreement and there were no amounts payable or accrued at June 30, 2022 or December 31, 2021.

Note 5 – Accounting for Warrant Liability and Fair Value of Warrants

At June 30, 2022 and December 31, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs in the six months ended June 30, 2021.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,800,000	$1,800,000	$-	$-
Private Placement Warrants	1,002,000	-	1,002,000	-
Warrant liability at June 30, 2022	$2,802,000	$1,800,000	$1,002,000	$-

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,300,000	$8,300,000	$-	$-
Private Placement Warrants	4,620,000	-	4,620,000	-
Warrant liability at December 31, 2021	$12,920,000	$8,300,000	$4,620,000	$-

At June 30, 2022 and December 31, 2021, the Company values its (a) public warrants based on the closing price at June 30, 2022 and December 31, 2021 in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the six months ended June 30, 2022:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2021	$8,300,000	$4,620,000	$12,920,000
Change in fair value	(6,500,000)	(3,618,000)	(10,118,000)
Fair value as of June 30, 2022	$1,800,000	$1,002,000	$2,802,000

The following table presents the changes in the fair value of warrant liabilities during the six months ended June 30, 2021:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(3,700,000)	(2,060,000)	(5,760,000)
Fair value as of June 30, 2021	$10,400,000	$5,789,000	$16,189,000

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the six months ended June 30 ,2021.

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

In April 2021, the Company’s U.S. government treasury bills matured and the proceeds were deposited in a money market fund which meets certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and invests only in direct U.S. government treasury obligations. At June 30, 2022 and December 31, 2021, the Trust Account continues to be invested in that money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2022 and December 31, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

		Quoted Price
	Carrying value at	Prices in Active
Description	June 30, 2022	Markets (Level 1)
Assets:
Money Market Fund	$300,554,000	$300,554,000
Total	$300,554,000	$300,554,000

		Quoted Price
	Carrying value at	Prices in Active
Description	December 31, 2021	Markets (Level 1)
Assets:
Money Market Fund	$300,075,000	$300,075,000
Total	$300,075,000	$300,075,000

 Note 7 – Shareholders’ Equity (Deficit)

Ordinary Shares:

The authorized ordinary shares of the Company include 500,000,000 Class A ordinary shares, par value, $0.0001, and 50,000,000 Class B ordinary shares, par value, $0.0001, or 550,000,000 ordinary shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Except with respect to matters pertaining to directors prior to the Business Combination, holders of the Company’s Class A and Class B ordinary shares vote together as a single class and are entitled to one vote for each Class A and Class B ordinary share.

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

At June 30, 2022 and December 31, 2021 there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption at each condensed balance sheet date).

Preference Shares:

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no Preference shares issued or outstanding.

Note 8 – Commitments and Contingencies

Business Combination Costs

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company has entered into, and expects to enter into additional, engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting commission) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Risks and Uncertainties

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these condensed financial statements. These condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements.

Note 9 – Subsequent Events

On August 5, 2022, the Company filed Form 8-K reporting that the Company entered into a non-interest bearing, non-convertible note with the Sponsor to borrow up to $2,000,000 to fund working capital needs. On August 3, 2022 the company borrowed $200,000 under the promissory note dated August 1, 2022.

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

Overview

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

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

As indicated in the accompanying condensed financial statements, as of June 30, 2022, we had $389,000 of cash and negative working capital of approximately $2,283,000. Further, we expect to incur significant costs in the pursuit of our Initial Business Combination and if we cannot complete a Business Combination by January 14, 2023 we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from November 3, 2020 (date of inception) to June 30, 2022 our activities consisted of formation and preparation for the public offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $75,000 for each of the three months ended June 30, 2022 and 2021 and $150,000 and $138,000, respectively, for the six months ended June 30, 2022 and 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $91,000 and $185,000, respectively, for the three and six months ended June 30, 2022 and approximately $109,000 and $226,000, respectively, for the three and six months ended June 30, 2021. General and administrative costs also include approximately $144,000 and $144,000, respectively, of professional and consulting fees in the three and six months ended June 30, 2022 and approximately $1,892,000 and $1,963,000, respectively, in the three and six months ended June 30, 2021, respectively, associated with our review of Business Combination candidates.

As we identify and evaluate Initial Business Combination candidates, our costs are expected to increase significantly in connection with investigating potential Initial Business Combination candidates, as well as additional professional, due diligence and consulting fees and travel costs that will be required and professional and other costs associated with negotiating and executing a definitive agreement and related agreements and related required public reporting and governance matters.

Income taxes were $-0- and $-0-, respectively, for the three and six months ended June 30, 2022 and 2021 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three and six months ended June 30, 2022.

As discussed further in Note 6 to the condensed financial statements, the Company accounts for its outstanding public and private warrants as components as derivative liabilities in the accompanying unaudited condensed financial statements. As a result, the Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The condensed statements of operations for the three and six months ended June 30, 2022 reflects other income from change in fair value of the warrant liability of approximately $3,269,000 and $10,188,000 respectively, and approximately $156,000 and $5,760,000, respectively, for the three and six months ended June 30, 2021. Other income (expense) also include charges to other expense in the three and six months ended June 30, 2021 aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

The public offering and the private placement closed on January 14, 2021 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills that matured in April 2021. At June 30, 2022 and December 31, 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills. Interest income was approximately $454,000 and $479,000, respectively, for the three and six months ended June 30, 2022 and approximately $15,000 and $60,000, respectively, for the three and six months ended June 30, 2021. As a result of market conditions occurring in connection with the Covid-19 pandemic, interest rates on available investments have been historically low.

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

The net proceeds from the Public Offering and Private Placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At June 30, 2022 and December 31, 2021, we had approximately $389,000 and $842,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at June 30, 2022.

At June 30, 2022, the Company has approximately $389,000 in cash and approximately $2,283,000 in negative working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination prior to January 14, 2023, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers and to complete a Business Combination prior to January 14, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our Initial Business Combination, other than funds which may be available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. As reported in Form 8-K filed on August 5, 2022, on August 1, 2022 the Company entered into a non-interest bearing, non-convertible promissory note to borrow up to $2,000,0000 to fund such working capital needs. Borrowings are at the request of the Company and the discretion of the sponsor. The terms of the promissory note provide a waiver against any and all rights to seek access to funds in our trust account.

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

Moreover, we may need to obtain additional financing to complete our Initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our Initial Business Combination within the Combination Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

The Company has until January 14, 2023 to complete an Initial Business Combination, or until the expiration of any extension period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association (the “Initial Business Combination”). If the Company does not complete an Initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes, but less up to $100,000 of such interest to pay dissolution expenses and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the trust account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space and investment support services.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting commission) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting estimates:

Warrant Liability

A critical accounting estimate made in our condensed financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The tiers include:

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

The estimated fair value of our warrant liability at January 14, 2021 was determined using Level 3 inputs. At January 14, 2021, the Company utilized an independent valuation consultant that used a binomial lattice simulation methodology to value the Warrants. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Beginning on June 30, 2021 and for periods thereafter, the fair value of the warrant liability was determined based on public trading information as discussed below.

At June 30, 2021, our public warrants were trading in an active market. As such, at June 30, 2021 and thereafter, the Company valued its public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.18 per public warrant on June 30, 2022). Since the private placement warrants are substantially similar to the public warrants but do not trade, the company valued them based on the value of the public warrants (significant other observable inputs – Level 2).

For reference, each $0.10 change in fair value of our warrants translates to approximately $1,557,000 gain or loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Public Offering and a portion of the proceeds of our concurrent sale of Private Placement Warrants are held in a trust account invested in U.S. Government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and which invest only in direct U.S. Government Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes- Oxley Act for the period ending June 30, 2022 and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Management assessed the effectiveness of our internal control over financial reporting at June 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to material weakness in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. In light of this assessment, we performed additional analyses as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the condensed financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. At issuance on January 14, 2021, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to a special purpose acquisition company (“SPAC”) warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated. In addition, our management has concluded that our internal control over financial reporting did not result in the proper classification of all of our public shares as temporary equity. The reclassification of all of our public shares as temporary equity resulted in changes to the Company’s net income (loss) per share calculations that have previously been restated.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including by making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have their intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future, in particular as industry accounting practice evolves over time.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021 and our Form 10-K filed with the SEC on March 18, 2022; see below. Any of these factors, including those added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In addition:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular we are required to comply with certain SEC and potentially other legal and regulatory requirements, our consummation of an Initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with and monitoring of the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an Initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an Initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an Initial Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination and could materially impair our ability to complete an Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an Initial Business Combination and instead liquidate the Company,

If we are deemed to be an investment company under the Investment Company Act, our activities would be restricted, including through restrictions on the nature of our investments, restrictions on our issuance of securities and restrictions on our incurrence of debt. In addition, we would have imposed upon us extensive regulatory requirements, including to register as an investment company with the SEC, adopt a specified form of corporate structure and comply with reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

We are aware of litigation against certain special purpose acquisition companies asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be considered an investment company and thus to be subject to the Investment Company Act.

The SPAC Rule Proposals relate to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SPAC Rule Proposals under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that the SPACs satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an Initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its Initial Business Combination no later than 24 months after the effective date of its registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its Business Combination within 24 months after such date. We have not entered into a definitive Business Combination agreement within 18 months after the effective date of our Registration Statement and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

-	restrictions on the nature of our investments; and

-	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

-	registration as an investment company with the SEC;

-	adoption of a specific form of corporate structure; and

-	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an Initial Business Combination and instead to liquidate the Company.

The SEC has recently issued the SPAC Rule Proposals. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals related to, among other items, disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form which could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a Business Combination, and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

As the number of SPACs increases, there may be more competition to find an attractive target for an Initial Business Combination. This could increase the costs associated with completing our Initial Business Combination and may result in our inability to find a suitable target for our Initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their Initial Business Combination, as well as many additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an Initial Business Combination.

In addition, because there are more SPACs seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our Initial Business Combination and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete a Business Combination by January 14, 2023 (unless that time period is extended). As of June 30, 2022, we had cash of approximately $389,000 held outside of the trust account. We have incurred and expect to continue to incur significant costs in pursuit of our Business Combination. Our plans to consummate our Business Combination may not be successful. The condensed unaudited financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: August 10, 2022	/s/ Paul J. Zepf
	Name:	Paul J. Zepf
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2022	/s/ David Apseloff
	Name:	David Apseloff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)