Form 10-Q
period 2022-09-30
Global Partner Acquisition Corp II
filed 2022-11-07
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 30,000,000 of the Company’s Class A ordinary shares and 7,500,000 of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets -
Cash	$247,000	$842,000
Prepaid expenses	69,000	183,000
Total current assets	316,000	1,025,000
Investments held in Trust Account	302,021,000	300,075,000
Total assets	$302,337,000	$301,100,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$395,000	$135,000
Notes payable – related party	400,000	-
Accrued liabilities	3,035,000	2,673,000
Total current liabilities	3,830,000	2,808,000
Other liabilities –
Warrant liability	934,000	12,920,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	15,264,000	26,228,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.07 per share at September 30, 2022 and $10.00 per share at December 31, 2021)	302,021,000	300,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(14,949,000)	(25,129,000)
Total shareholders’ deficit	(14,948,000)	(25,128,000)
Total liabilities and shareholders’ deficit	$302,337,000	$301,100,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

General and administrative expenses	$1,210,000	$992,000	$1,731,000	$3,343,000
Loss from operations	(1,210,000)	(992,000)	(1,731,000)	(3,343,000)
Other income (expense) -
Income from investments held in the Trust Account	1,466,000	8,000	1,946,000	68,000
Transaction costs allocated to warrant liability	-	-	-	(800,000)
Change in fair value of warrant liability	1,868,000	2,490,000	11,986,000	8,250,000
Net income	$2,124,000	$1,506,000	$12,201,000	$4,175,000

Weighted average Class A ordinary shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	28,462,000
Net income per Class A ordinary share – basic and diluted	$0.06	$0.04	$0.33	$0.12
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.06	$0.04	$0.33	$0.12

See accompanying notes to unaudited condensed financial statements

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Equity (Deficit)

For the three months ended September 30, 2022:

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(1,467,000)	(1,467,000)
Net income	-	-	-	2,124,000	2,124,000
Balances, September 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(14,949,000)	$(14,948,000)

For the nine months ended September 30, 2022:

	Ordinary Shares		Additional		Total
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(2,021,000)	(2,021,000)
Net income	-	-	-	12,201,000	12,201,000
Balances, September 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(14,949,000)	$(14,948,000)

For the three months ended September 30, 2021:

	Ordinary Shares				Additional		Total
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholders’ Deficit
Balances, June 30, 2021 (unaudited)	-	$-	7,500,000	$1,000	$-	$(27,165,000)	$(27,164,000)
Net income	-	-	-	-	-	1,506,000	1,506,000
Balances, September 30, 2021 (unaudited)	-	$-	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Equity (Deficit), continued

For the nine months ended September 30, 2021:

	Ordinary Shares		Additional		Total Shareholders’
	Class B Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balances, December 31, 2020	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income	-	-	-	4,175,000	4,175,000
Balances, September 30, 2021 (unaudited)	7,500,000	$1,000	$-	$(25,659,000)	$(25,658,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2022	2021

Cash flow from operating activities:
Net income	$12,201,000	$4,175,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in the Trust Account	(1,946,000)	(68,000)
Transaction costs allocated to warrant liability	-	800,000
Change in fair value of warrant liability	(11,986,000)	(8,250,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	114,000	(256,000)
Increase in accounts payable	260,000	-
Increase in accrued liabilities	362,000	2,682,000
Net cash used in operating activities	(995,000)	(917,000)

Cash flows used in investing activities:
Cash deposited in Trust Account	-	(300,000,000)

Cash flows from financing activities:
Proceeds from sale of Public Offering Units	-	300,000,000
Proceeds from sale of Private Placement Warrants	-	8,350,000
Payment of underwriting discounts	-	(6,000,000)
Payment of offering costs	-	(285,000)
Advances and (payment) of notes payable– related party	400,000	(199,000)
Net cash provided by financing activities	400,000	301,866,000

Net (decrease) increase in cash	(595,000)	949,000
Cash at beginning of period	842,000	20,000
Cash at end of period	$247,000	$969,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$-	$10,500,000
Initial Warrant Liability in connection with initial public offering and private placement	$-	$21,949,000
Accrued offering costs	$-	$70,000

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

At September 30, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to September 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Public Offering:

The Company’s sponsor is Global Partner Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). On January 14, 2021, the Company consummated a $300,000,000 Public Offering (Note 3) and a $8,350,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in a trust account (the “Trust Account”)

The Trust Account:

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

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination within 24 months from the closing of the Public Offering, or January 14, 2023, (the “Combination Period”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the Initial Business Combination within the Combination Period, subject to applicable law, or during any extended time that we have to consummate a Business Combination beyond 24 months as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Company will have until the end of the Combination Period to complete its Initial Business Combination or until the end of any extension period that may be proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A ordinary shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in Note 3) in the Public Offering.

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

Mandatory Liquidation and Going Concern:

At September 30, 2022, the Company has approximately $247,000 in cash and approximately $3,514,000 in negative working capital. The Company has incurred significant costs and may incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers (except for its registered public accounting firm), to draw down on the working capital loans made available to it by the Sponsor and to complete a Business Combination within the Combination Period. The proximity to January 14, 2023 increases the difficulty of completing a Business Combination. As such, there is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income per Ordinary Share:

Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 15,566,667 Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A common stock subject to redemption (see below) is representative of fair value and therefore is not factored into the calculation of earnings per share.

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares.

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,699,000	$425,000	$9,761,000	$2,440,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.33	$0.33

	Three months ended		Nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,205,000	$301,000	$3,340,000	$835,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	27,845,000	7,500,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.12	$0.12

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at September 30, 2022 or December 31, 2021.

Fair Value Measurements

The Company complies with FASB ASC 820, Fair Value Measurements and Disclosures, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of September 30, 2022 and December 31, 2021, the carrying value of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Use of Estimates:

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2022 and December 31, 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value at Public Offering	30,354,000
Subtotal at inception and at December 31, 2022	300,000,000
Accretion of carrying value to redemption value since Public Offering	2,021,000
Class A ordinary shares subject to possible redemption	$302,021,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s Initial Business Combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Initial Business Combination on or prior to the end of the Combination Period, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants that were placed into the trust account will be part of the liquidating distribution from the trust account to the public shareholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

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

Notes Payable – Related Party:

Sponsor loans - In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note” or “Notes payable – related party”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Public Offering. As of the closing date of the Public Offering, the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid and the Note is no longer available to the Company.

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “Note” or “Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”). As of September 30, 2022, the outstanding principal balance under the note was $400,000.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an Initial Business Combination or the liquidation of the Company. Approximately $75,000 was paid and charged to general and administrative expenses during each of the three months ended September 30, 2022 and 2021. Approximately $225,000 and $213,000, respectively, was paid and charged to general and administrative expenses during each of the nine months ended September 30, 2022 and 2021 for this agreement and there were no amounts payable or accrued at September 30, 2022 or December 31, 2021.

Note 5 – Accounting for Warrant Liability and Fair Value of Warrants

At September 30, 2022 and December 31, 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs in the nine months ended September 30, 2021.

The following table presents information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	At September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$600,000	$600,000	$-	$-
Private Placement Warrants	334,000	-	334,000	-
Warrant liability at September 30, 2022	$934,000	$600,000	$334,000	$-

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,300,000	$8,300,000	$-	$-
Private Placement Warrants	4,620,000	-	4,620,000	-
Warrant liability at December 31, 2021	$12,920,000	$8,300,000	$4,620,000	$-

At September 30, 2022 and December 31, 2021, the Company valued its (a) public warrants based on the closing price at September 30, 2022 and December 31, 2021, respectively, in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

The following table presents the changes in the fair value of warrant liabilities during the nine months ended September 30, 2022:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2021	$8,300,000	$4,620,000	$12,920,000
Change in fair value	(7,700,000)	(4,286,000)	(11,986,000)
Fair value as of September 30, 2022	$600,000	$334,000	$934,000

The following table presents the changes in the fair value of warrant liabilities during the nine months ended September 30, 2021:

	Public	Private Placement	Warrant Liabilities
Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(5,300,000)	(2,950,000)	(8,250,000)
Fair value as of September 30, 2021	$8,800,000	$4,899,000	$13,699,000

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the nine months ended September 30 ,2021.

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

At September 30, 2022 and December 31, 2021, the Trust Account was invested in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invests solely in U.S. government treasury obligations. The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2022 and December 31, 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assts or liabilities as follows:

		Quoted Price
	Carrying value at	Prices in Active
Description	September 30, 2022	Markets (Level 1)
Assets:
Money Market Fund	$302,021,000	$302,021,000
Total	$302,021,000	$302,021,000

		Quoted Price
	Carrying value at	Prices in Active
Description	December 31, 2021	Markets (Level 1)
Assets:
Money Market Fund	$300,075,000	$300,075,000
Total	$300,075,000	$300,075,000

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

At September 30, 2022 and December 31, 2021 there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption at each condensed balance sheet date).

Preference Shares:

The Company is authorized to issue 5,000,000 Preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no Preference shares issued or outstanding.

Note 8 – Commitments and Contingencies

Business Combination Costs

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company has entered into, and may enter into additional, engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting commission) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to the Company’s independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

As indicated in the accompanying condensed financial statements, as of September 30, 2022, we had $247,000 of cash and negative working capital of approximately $3,514,000. Further, we may incur additional costs in the pursuit of our Initial Business Combination and if we cannot complete a Business Combination within the Combination Period, we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

For the period from November 3, 2020 (date of inception) to September 30, 2022 our activities consisted of formation and preparation for the public offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services for an aggregate of $75,000 for each of the three months ended September 30, 2022 and 2021 and $225,000 and $213,000, respectively, for the nine months ended September 30, 2022 and 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $128,000 and $354,000, respectively, for the three and nine months ended September 30, 2022 and approximately $115,000 and $365,000, respectively, for the three and nine months ended September 30, 2021. General and administrative costs also include approximately $1,006,000 and $1,151,000, respectively, of professional and consulting fees in the three and nine months ended September 30, 2022 and approximately $802,000 and $2,765,000, respectively, in the three and nine months ended September 30, 2021, respectively, associated with our review of Business Combination candidates.

Our costs may increase as we continue to investigate and evaluate potential Initial Business Combination candidates, as well as additional professional, due diligence and consulting fees and travel costs that will be required and professional and other costs associated with negotiating and executing any definitive agreement and related agreements and related required public reporting and governance matters.

Other income (expense) includes both interest income and the change in the fair value of the public and private warrants at each reporting date. Interest income was approximately $1,466,000 and $1,946,000, respectively, for the three and nine months ended September 30, 2022 and approximately $8,000 and $68,000, respectively, for the three and nine months ended September 30, 2022. The variations in interest income reflect market conditions occurring in connection with the Covid-19 pandemic and its aftermath.

The Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. For the three and nine months ended September 30, 2022, other income from change in fair value of the warrant liability of approximately $1,868,000 and $11,986,000 respectively, and approximately $2,490,000 and $8,250,000, respectively, for the three and nine months ended September 30, 2021. Other income (expense) in the three and nine months ended September 30, 2021 also includes charges to other expense aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

Income taxes were $-0- and $-0-, respectively, for the three and nine months ended September 30, 2022 and 2021 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three and nine months ended September 30, 2022 or 2021.

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A ordinary shares at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the Trust Account were initially invested in cash. On January 15, 2021, the Company purchased U.S. government treasury bills that matured in April 2021. At September 30, 2022 and December 31, 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills.

The net proceeds from the Public Offering and Private Placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At September 30, 2022 and December 31, 2021, we had approximately $247,000 and $842,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at September 30, 2022.

At September 30, 2022, the Company has approximately $247,000 in cash and approximately $3,514,000 in negative working capital. The Company has incurred significant costs and may incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed financial statements are issued. The Company’s plan to deal with these uncertainties is to preserve cash by deferring payments with anticipated cooperation from its service providers, to draw down as required under the Note (see below), and to complete a Business Combination within the Combination Period or to dissolve if it is unable to complete a Business Combination within the Combination Period. The proximity to January 14, 2023 increases the difficulty of completing a Business Combination. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $2,000,000 to its Sponsor. The Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”). As of September 30, 2022, the outstanding principal balance under the note was $400,000.

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

Moreover, we may need to obtain additional financing to complete our Initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our Initial Business Combination within the Combination Period, we will be forced to cease operations and liquidate the trust account.

The Company has the time until the end of the Combination Period to complete an Initial Business Combination, or until the expiration of any extension period that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association (the “Initial Business Combination”). If the Company does not complete an Initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes, but less up to $100,000 of such interest to pay dissolution expenses and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the trust account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space and investment support services.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company may enter into engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees. Contingent or success fees (but not deferred underwriting commission) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

At September 30, 2021, our public warrants were trading in an active market. As such, at September 30, 2021 and thereafter, the Company valued its public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.06 per public warrant on September 30, 2022). Since the private placement warrants are substantially similar to the public warrants but do not trade, the company valued them based on the value of the public warrants (significant other observable inputs – Level 2).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes- Oxley Act for the period ending December 31, 2021 and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Management assessed the effectiveness of our internal control over financial reporting at September 30, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to material weakness in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. In light of this assessment, we performed additional analyses as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the condensed financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021, our Form 10-K filed with the SEC on March 18, 2022 and our Form 10-Q filed with the SEC on August 10, 2022; see below. Any of these factors, including those added below, could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

In addition:

Were we considered to be a “foreign person,” we might not be able to complete an initial Business Combination with a U.S. target company if such initial Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. Our sponsor is a U.S. entity, and the managing member of our sponsor is a U.S. person. Although a small number of foreign investors from Bermuda (including one of our directors, Andrew Cook) collectively hold an approximately 5.9% minority interest in our sponsor, our sponsor is not controlled by, and we do not believe that our sponsor has substantial ties with, a non-U.S. person. However, if CFIUS has jurisdiction over our initial Business Combination, CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination could be limited and we could be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a “going concern.”

When issuing their report on our December 31, 2021 financial statements, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete a Business Combination by January 14, 2023 (unless that time period is extended). As of September 30, 2022, we had cash of approximately $247,000 held outside of the trust account. We have incurred significant costs and may incur additional costs in pursuit of our Business Combination. Our plans to consummate our Business Combination may not be successful. The condensed unaudited financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: November 7, 2022	/s/ Paul J. Zepf
	Name:	Paul J. Zepf
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2022	/s/ David Apseloff
	Name:	David Apseloff
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)