Form 10-K
period 2022-12-31
Global Partner Acquisition Corp II
filed 2023-03-31
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39875

GLOBAL PARTNER ACQUISITION CORP II

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue 32nd Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 585-8975

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $.0001 par value, and one-sixth of one redeemable warrant	GPACU	The NASDAQ Stock Market LLC
Class A ordinary shares	GPAC	The NASDAQ Stock Market LLC
Redeemable warrants	GPACW	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the units on June 30, 2022, as reported on the Nasdaq Capital Market, was $295,200,000.

As of March 30, 2023, there were 3,931,719 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

➤	“amended and restated memorandum and article of association” are to our amended and restated memorandum and articles of association;

➤	“Articles Extension Date” are to April 14, 2023, as a result of the Extension General Meeting held on January 11, 2023;

➤	“board of directors” or “board” are to the board of directors of the Company;

➤	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

➤	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

➤	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

➤	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

➤	“combined team” are to our management and sponsor team, collectively;

➤	“detachable redeemable warrants” are to the redeemable warrants included as part of the units, with one-sixth of one detachable redeemable warrant included in each unit;

➤	“directors” are to our current directors;

➤	“distributable redeemable warrants” are to the redeemable warrants which our public shareholders have the contingent right to receive, in certain circumstances described in this report, following the initial business combination redemption time, with one-sixth of one detachable redeemable warrant receivable per each public share not redeemed in connection with our initial business combination;

➤	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

➤	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

➤	“FINRA” are to the Financial Industry Regulatory Authority;

➤	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”). Founder shares are subject to vesting and transfer restrictions;

➤	“GAAP” are to the accounting principles generally accepted in the United States of America;

➤	“GPAC” is to Global Partner Acquisition Corp. II;

➤	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

➤	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

➤	“initial business combination redemption time” are to the time of exercise of our public shareholders’ rights to redeem public shares in connection with our initial business combination;

➤	“our IPO” or “initial public offering” are to our initial public offering, which we completed on January 14, 2021;

➤	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

➤	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

➤	“management” or our “management team” are to our executive officers and directors;

➤	“Nasdaq” are to the Nasdaq Stock Market;

➤	“ordinary shares” are to our Class A ordinary shares and Class B ordinary shares;

➤	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

➤	“private placement warrants” are to the warrants issued to our sponsor in a private placement, or issued upon conversion of working capital loans, if any;

➤	“public shares” are to our Class A ordinary shares sold as part of our units;

➤	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor or members of our management team purchase public shares, provided that our sponsor and each member of our management team will be a “public shareholder” only with respect to such public shares;

➤	“redeemable warrants” are to our detachable redeemable warrants and our distributable redeemable warrants;

➤	“Registration Statement” are to the Form S-1 initially filed with the SEC December 21, 2020 (File No. 333-251558), as amended;

➤	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

➤	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

➤	“SEC” are to the U.S. Securities and Exchange Commission;

➤	“Securities Act” are to the Securities Act of 1933, as amended;

➤	“SPAC” are to one or more special purpose acquisition companies, including, when required by the context, the Company;

➤	“Sponsor” or “initial shareholder” are to Global Partner Sponsor II LLC, a Delaware limited liability company, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman.;

➤	“sponsor team” are to certain members of our sponsor who will be acting as our advisors;

➤	“Trust Account” are to the trust account in which the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

➤	“Termination Date” are to the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association.

➤	“units” are to the units sold in our initial public offering, which consist of one public share and one-sixth of one public warrant; and

➤	“we,” “us,” “our,” the “Company” or “our Company” are to Global Partner Acquisition Corp II, a Cayman Islands exempted company.

➤	“Working Capital Loans” as of December 31, 2022, the outstanding principal balance under the Note, was $785,000, and only a total of $2.0 million of such amount is convertible into warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

➤	our ability to select an appropriate target business or businesses;

➤	our ability to complete our initial business combination;

➤	our expectations around the performance of a prospective target business or businesses;

➤	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

➤	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

➤	our potential ability to obtain additional financing to complete our initial business combination;

➤	our pool of prospective target businesses;

➤	The ability of our public shareholders to redeem their shares for cash prior to our initial business combination;

➤	our ability to consummate an initial business combination due to the uncertainty resulting from any future pandemic or another surge of COVID-19;

➤	the ability of our officers and directors to generate a number of potential business combination opportunities;

➤	our public securities’ potential liquidity and trading;

➤	the use of proceeds from our IPO not held in the trust account or available to us from interest income on the trust account balance;

➤	the trust account not being subject to claims of third parties; or

➤	our financial performance.

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

We intend to focus our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $500 million and $3.0 billion, although a target entity with a smaller or larger enterprise value may be considered. While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our combined team to identify, acquire and add value to a business following the initial business combination. The industry sectors that we have targeted and intend to continue to target, many of which are undergoing technology-driven transformation, include the space and wireless technologies industries, specifically sectors that are in support of data infrastructure, data analytics and big data, as well as certain service sectors and the technology underlying and driving changes across these sectors and related industries. We believe that the characteristics and capabilities of our combined team make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination and bring value to the business post-business combination.

The Company brings together two elements that we believe create a competitive advantage which differentiates us from other acquisition vehicles in the market, and significantly improve our chances of completing a successful business combination.

1.	Proven executive team, led by our Chairman and CEO Chandra R. Patel;

2.	Our less dilutive and more aligned APEX ™ SPAC structure.

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

On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor, and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor will contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Promissory Note (as defined below) (the “Investment Loan”), in consideration for which, the Sponsor shall issue to the Investor interests in certain equity securities of the Company. In connection with the closing of the transactions contemplated by the Investment Agreement, the Sponsor has transferred control of the Sponsor to affiliates of Antarctica Capital Partners, LLC, and new officers were appointed to the Company.

Our Management Team

We have assembled a number of seasoned executives and advisors to serve as our executive officers and directors, alongside Mr. Patel. Because we are likely to be actively involved in the strategy and operations of our target companies (although there can be no assurances that we will be), our officers have been chosen for their extensive sector and executive experience in managing successful companies. In addition to providing us with strategic insights, which include in-depth knowledge of industry dynamics, competition and operational capabilities, our officers and independent directors will provide access to their broad networks of operating executives and other resources. For more information about our executive officers and directors, please see Part III, Item 10 of this report, “Directors, Executive Officers and Corporate Governance.”

Business Strategy

Our strategy is to build on three key pillars: an experienced management team led by Mr. Patel; our value-added partners in our sponsor; and a next generation, more efficient and aligned APEX™ SPAC structure.

Our sponsor team’s expertise in the space and wireless technologies industries, which are undergoing technology-driven transformation, positions us well to source, execute and add value to companies in these sectors.

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

Source: Our sourcing and acquisition selection process will leverage our sponsor group’s deep, broad and trusted network of industry, private equity sponsor, and banking relationships, as well as their relationships with family-led and founder-led private companies. Our supportive value-added approach, and ability to work with strategic partners within our network should make us an attractive merger partner to many potential merger targets.

Execute: We have extensive deal execution experience and capabilities. Our CEO, Mr. Patel, has extensive experience as the managing partner of Antarctica Capital, an international private equity firm headquartered in New York. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. Mr. Chandra’s execution experience is complemented by President of the Board, Richard C. Davis, and the Company’s Chief Financial Officer, Jarett Goldman, among others. Mr. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Goldman is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Collectively, our leadership team will draw upon several decades of execution experience across a broad range of industries and markets.

Operate and Grow: The experience and capabilities of our combined team should allow us to drive growth in shareholder value following the business combination. The prior experience of the members of our combined team includes working with companies and increasing value for all stakeholders at the senior management level, as consultants, as board members and as constructive minority stake shareholders. Additionally, we intend to seek ways to work with corporate partners to drive growth in the target company post-business combination.

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

We seek to acquire companies exhibiting one or more of the characteristics below:

➤	Value-Added Capital for Growth and/or Consolidation Opportunities: Our combined team has significant and successful experience in investing in and working with companies that are achieving rapid and profitable growth through (a) organic growth initiatives; and/or (b) strategic consolidation opportunities. We will target companies whose owners may not have the requisite capital or experience to take advantage of compelling corporate development opportunities. Our combined team also has experience expanding companies’ markets and operations outside of the United States, and we believe our cross-border capabilities could be attractive to many potential middle market business combination targets.

➤	Operational Improvements: Our combined team has significant and successful experience in investing in and working with companies where there is an opportunity to effect meaningful operational improvements. Members of our management team and sponsor team have worked with those types of companies as investors, board members, consultants and senior management. We intend to tailor our approach to working with the target company’s management team and owners to fit the unique challenges and opportunities they face. Our combined team has the versatility and flexibility to allow us to provide strategic guidance as board members and consultants or members take on direct senior leadership roles to drive operational improvements at the target company.

➤	“Partnership” Sale: We may seek to acquire one or more companies with a current owner, whether founder-owned or family-owned or institutionally owned (private equity or venture capital), who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a provider of public vehicle, we are well positioned to provide liquidity and a long-term capital solution, and expect that potential merger targets and partners would view having our combined team as significant, supportive shareholders with a successful SPAC track record as a positive factor. We also could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities but may be already fully invested.

➤	Technology-Driven Change and Opportunity: Many companies in our targeted industry sectors have significant challenges and opportunities resulting from rapid technology-driven change. Our combined team has deep experience in working with companies to mitigate the risks and optimize the opportunities from technology-driven change. We believe these capabilities make us an attractive merger partner.

➤	A SPAC Business Combination as an Advantageous Liquidity Alternative: At times, the IPO market is uncertain or closed, so an acquisition by us could be a better means of going public for a target. Further, a target company’s owners and/or management might not have experience going public or as a public company and could view our management team and sponsor experience with a successful SPAC track record as an important value-added factor. Additionally, certain businesses may not be an ideal candidate for a mergers and acquisitions auction process, so a negotiated acquisition by us could offer a better means of providing liquidity for the target business’s current owners.

These criteria are not intended to be exhaustive. We may or may not consummate our business combination with a company that exhibits all or any of the qualities above. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsors and management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. Although we are focused on identifying business combination candidates in sectors including space and wireless technologies, as well as certain service sectors and the technology underlying and driving changes across these sectors and related industries described above, we will consider a business combination candidate outside of these industries if we determine that such candidate offers an attractive opportunity for our Company.

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

On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.61.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors, based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents we use in connection with any proposed initial business combination will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board is not able to determine the fair market value of the target business independently, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will be unable to make an independent determination of the fair market value of a target business, it may be unable to do so if: (1) our board is less familiar or inexperienced with the target company’s business, (2) there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or (3) if the anticipated transaction involves a complex financial analysis or other specialized skills, and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 14, 2026 (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of approximately $289,500,000 after payment of $10,500,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.61. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $304,675,631.15. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, as approved by our shareholders as an amendment to our amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote founder shares and public shares of theirs, if any, in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need none of our currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association (the “Termination Date”), or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the Termination Date, to consummate an initial business combination, until the end of the Extension Period approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. If we have not consummated an initial business combination by the Termination Date from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless and no distributable redeemable warrants will have been issued if we fail to consummate an initial business combination by the Termination Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date from the closing of our IPO, which includes the Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We had access to approximately $101,000 as of December 31, 2022 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, any such liability would not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We are also being provided the services of one or more investment professionals, pursuant to the Services Agreement (as defined below). We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Unless we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

➤	We were incorporated in November 2020 and we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

➤	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

➤	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

➤	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

➤	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

➤	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

➤	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

➤	The requirement that we consummate an initial business combination by the Termination Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

➤	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

➤	The default or failure of one or more of the U.S. and multi-national financial institutions that we rely on for banking services may adversely affect our business and financial condition.

➤	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

➤	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed.

➤	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

➤	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to enter into transactions in our securities and subject us and them to additional trading restrictions.

➤	You will not be entitled to protections normally afforded to investors of many other blank check companies.

➤	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will be issued.

➤	If the net proceeds of our IPO and the concurrent sale of private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and complete our initial business combination.

➤	Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

➤	Conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

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

Our sponsor owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 65.6% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial purchaser’s founder shares, we would need none of our currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by the Termination Date, after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our working capital position and the requirement that we consummate an initial business combination by the Termination Date, after the closing of our IPO give rise to substantial doubt about our ability to continue as a going concern.

At December 31, 2022, we had approximately $$101,000 in cash and approximately $$3,767,000 in negative working capital. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have until the Termination Date to consummate a business combination, and it is uncertain that we will be able to consummate a business combination by that date. If a business combination is not consummated by that date, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” Despite the slowdown of COVID-19 related restrictions, the long-term economic fallout of COVID-19 is difficult to predict, and it is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The resurgence of the COVID-19 outbreak and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 reintroduces restrict travel, limits the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by future COVID-19 outbreaks and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

We may not be able to consummate an initial business combination by the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our detachable redeemable warrants will expire worthless, and our distributable redeemable warrants will never have been distributed.

We may not be able to find a suitable target business and consummate an initial business combination by the Termination Date after the closing of our IPO, until the end of the Extended Extension Period, that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been distributed.

If we have not consummated an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond such 36 months before redemption from our trust account.

If we have not consummated an initial business combination by the Termination Date, extended from 24 months due to the Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 36 months from the closing of our IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business by the Termination Date from the closing of our IPO, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by the Termination Date from the closing of our IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 65.6% of our Class A ordinary shares upon the closing of our IPO (assuming they do not purchase any units in our IPO), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate by the Termination Date, following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, over $1,350,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Additionally, of the $300,000 that the Sponsor agreed to loan the Company, the Company has drawn down approximately $199,000, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive $10.00 per public share, or possibly less, on our redemption of our public shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

The proceeds from our IPO and the sale of the private placement warrants, after deducting underwriting commissions and estimated offering expenses, will provide us with up to $290,850,000 that we may use to complete our initial business combination (after taking into account the $10,500,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our IPO). On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.61.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a vote of holders of 50% of the number of the then outstanding private placement warrants is required. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our outstanding public securities, we would register, or seek an exemption from registration for, the affected securities.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

On November 11, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our IPO and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On January 11, 2021, we effected a share capitalization resulting in our sponsor holding 7,500,000 Class B ordinary shares. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased 5,566,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($8,350,000 in the aggregate). If we do not consummate an initial business by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the Termination Date nears, which is generally the deadline for our consummation of an initial business combination.

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

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or being offering an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders own, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Accordingly, our sponsor currently owns, on an as-converted basis, 65.6% of our issued and outstanding ordinary shares. As a result, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our sponsor, will, in a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, prior to the 24-month anniversary of the closing of our IPO, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination by the Termination Date, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 496,068,281 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. An active trading market for our securities may never develop sufficiently or, if developed, it may not be sustained. You may be unable to sell your securities unless a sufficiently active trading market can be sustained.

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

Information regarding performance by, or businesses associated with, our management team and their respective affiliates is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have no physical facilities. Our officers and the investment professionals who provide services to us under the Services Agreement (as defined below) work and will continue to work remotely. Our address is 200 Park Avenue 32nd Floor, New York, NY 10166. We consider these arrangements adequate for our current operations.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.61.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

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

The issuance of additional shares in a Business Combination:

1.	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

2.	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

3.	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

4.	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

5.	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

6.	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

7.	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

8.	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

9.	our inability to pay dividends on our Class A ordinary shares;

10.	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

11.	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and

12.	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2022, we had $101,000 of cash and negative working capital of approximately $3,767,000. Further, we expect to incur significant costs in the pursuit of our Initial Business Combination and if we cannot complete a Business Combination by, as extended on January 11, 2023, April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the Board of Directors, the Termination Date) we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

On January 11, 2023, we held an Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.61.

Results of Operations

For the period from November 3, 2020 (date of inception) to December 31, 2022, our activities consisted of formation and preparation for the public offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provide administrative services aggregate approximately $300,000 and $291,000, respectively, for the years ended December 30, 2022 and 2021. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $512,000 and $515,000, respectively, for the years ended December 30, 2022 and 2021. General and administrative costs also include professional and consulting fees associated with our review of Business Combination candidates of approximately $1,167,000 and $2,785,000, respectively, for the years ended December 31, 2022 and 2021.

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

Other income (expense) includes both interest income, the change in the fair value of the public and private warrants at each reporting date and, in 2021, the costs associated with the issuance of our public and private warrants.

Interest income was approximately $4,600,000 and $75,000, respectively, for the years ended December 31, 2022 and 2021. The variations in interest income reflect market conditions occurring in connection with the Covid-19 pandemic and its aftermath.

The Company is required to measure the fair value of the public and private warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. For the years ended December 30, 2022 and 2021, other income from change in fair value of the warrant liability was approximately $12,453,000 and $9,029,000 respectively. Other income (expense) for the years ended December 31, 2022 and 2021 also includes charges to other expense aggregating approximately $-0- and $800,000, respectively, for warrant liability issuance costs.

There were no income tax expenses for the years ended December 31, 2022 and 2021 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the years ended December 31, 2022 or 2021.

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A ordinary shares at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the Trust Account were initially invested in cash. At December 31, 2022 and 2021, the proceeds in the Trust Account are invested in a money market fund that invests solely U.S. government treasury bills.

The net proceeds from the Public Offering and Private Placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At December 30, 2022 and 2021, we had approximately $101,000 and $842,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Subsequent to December 31, 2022, on January 11, 2023, certain shareholders elected to redeem 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust Account, among other significant subsequent events all as discussed further in Note 9 to the financial statements.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note (the “Note”), a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at December 31, 2022 or 2021.

At December 31, 2022, the Company has approximately $101,000 in cash and approximately $3,767,000 in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination by, as extended on January 11, 2023, April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the Board of Directors, the Termination Date), it could be forced to wind up its operations and liquidate.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to complete a business combination within the time frame set forth in the extension approved by the shareholders on January 11, 2023 (as summarized above and described further in Note 9 to the financial statements), extend the date to January 14 2024 of the existing notes payable to the Sponsor, receive financing pursuant to an Investment Agreement, defined and described in Note 9 to the financial statements, preserve cash by deferring payments with anticipated cooperation from service providers. As such, there is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the time frame required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $2,000,000 to its Sponsor. The Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The Note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”). Subsequent to December 31, 2022, on January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the Note to the earlier of (i) the Termination Date of January 14 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company. As of December 31, 2022, the outstanding principal balance under the note was $785,000.

Subsequent to December 31, 2022, on January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the Note to the earlier of (i) the Termination Date, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

We expect our principal liquidity requirements during this period to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a successful business combination; legal and accounting fees related to regulatory reporting obligations; payment for investment professionals’ services and support services; Nasdaq continued listing fees; and general working capital that will be used for miscellaneous expenses and reserves.

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

The Company has, as extended on January 11, 2023, until April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the Board of Directors, the Termination Date) to complete an Initial Business Combination (the “Initial Business Combination”). If the Company does not complete an Initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes, but less up to $100,000 of such interest to pay dissolution expenses and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the trust account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

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

Contractual obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Global Partner Sponsor II LLC, our Sponsor, pursuant to which the Company pays Global Partner Sponsor II LLC $25,000 per month for office space and investment support services.

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

Critical Accounting Estimates

The requirement under 229.303 (Item 303) Management’s discussion and analysis of financial condition and results of operations is: Critical accounting estimates. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.

Actual results could materially differ from those estimates. Management has determined that the Company has no critical accounting estimates.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. In light of this assessment, we performed additional analyses as deemed necessary to ensure that our audited financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We expect to assess the internal controls of our target business or businesses prior to the completion of our Initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our Initial Business Combination may have internal controls that need improvement in areas such as:

13.	staffing for financial, accounting and external reporting areas, including segregation of duties;

14.	reconciliation of accounts;

15.	proper recording of expenses and liabilities in the period to which they relate;

16.	evidence of internal review and approval of accounting transactions;

17.	documentation of processes, assumptions and conclusions underlying significant estimates; and

18.	documentation of accounting policies and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures had no material weakness as of December 31, 2022 in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes, with the assistance of our external advisers, to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Chandra R. Patel	57	Chief Executive Officer and Chairman
Jarett Goldman	36	Chief Financial Officer
Graeme Shaw	52	Chief Technology Officer
Richard C. Davis	57	President and Director
Gary DiCamillo	72	Director
Claudia Hollingsworth	62	Director
William Kerr	81	Director

Chandra R. Patel, Chief Executive Officer and Chairman

Chandra R. Patel is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its business combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of Weddell Re and EarthDaily Analytics Corp. Mr. Patel graduated from the University of Kansas (Bachelors of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Jarett Goldman, Chief Financial Officer

Jarett Goldman is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Mr. Goldman is currently a director at Antarctica Capital and is responsible for transaction execution, asset management and business development within the firm’s digital infrastructure and real assets-focused investment strategies. He possesses experience across capital markets, investment, and business development roles with a recent focus on digital, transportation, and space infrastructure. Prior to his role at Antarctica Capital, Mr. Goldman held a number of positions at Citi in New York and Hong Kong. In his last position he served as a vice president and regional product head for Citi’s Issuer Services business in Asia Pacific, with full P&L responsibility over 18 countries and oversight over strategy, product development, transaction structuring, marketing, operations, technology and financial management. Mr. Goldman holds a Bachelor of Science in Policy Analysis and Management and Mandarin Chinese from Cornell University and a Master of Business Administration from Columbia Business School.

Graeme Shaw, Chief Technology Officer

Graeme Shaw is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Mr. Shaw served as the chief technology officer of Endurance from September 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as technical advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions. Prior to ArgoSat, Dr. Shaw served as senior director of business development for Orbital Sciences Corporation where he led the Asia Pacific sales activities. Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Richard C. Davis, President and Director

Richard C. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as a member of the board of SatixFy since October 2022. Prior to that, he served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Mr. Davis sits on the board of Sky and Space Corporation. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other business combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia. We believe that Mr. Davis is well qualified to serve on our board due to his extensive experience in private equity transactions.

Gary DiCamillo, Director

Mr. DiCamillo, one of our directors since 2021, served as vice chairman of GPAC’s board of directors from its inception until February 2018, and since GPAC’s merger with Purple in February 2018 has been a member of the board of directors of Purple, its lead independent director and chairman of the audit committee. From June 2017 to January 2020, he served as President and Chief Executive Officer of Universal Trailer Corporation, a manufacturer of leading horse, livestock and utility trailer brands. Since January 2010, Mr. DiCamillo has been the managing partner of Eaglepoint Advisors, a privately held advisor to boards and chief executive officers in matters of strategy, organization and the management of business transition issues. Prior to that, Mr. DiCamillo was the president and chief executive officer of Advantage Resourcing, a group of privately held technical, professional and commercial staffing companies based in Dedham, Massachusetts, from 2002 until August 2009. Previously, he was chairman and chief executive officer at the Polaroid Corporation from 1995 to 2002. He also has served as president of Worldwide Power Tools and Accessories at Black & Decker Corporation from 1986 to 1995 and before that as vice president/general manager for Culligan U.S.A., a division of Beatrice Corporation. He previously served as a director of Pella Corporation (from 1993 to 2007, and 2010 to 2018), the Sheridan Group, Inc. (from 1989 to 2017), and previously served as a director, as well as Lead Director, of 3Com Corporation (from 2000 to 2009). He began his career in brand management at Procter & Gamble Co., followed by several years as a manager at McKinsey & Company. Mr. DiCamillo has served as a director of Whirlpool Corporation (NYSE:WHR) since 1997 and served as chairman of its audit committee from April 2013 to April 2017. He serves on the boards of trustees at Rensselaer Polytechnic Institute and the Museum of Science in Boston, USA and previously served as a board member of Berkshire Manufactured Products, Inc. (where he was Chairman), Select Staffing and the Massachusetts Business Roundtable. Mr. DiCamillo is a graduate of Harvard Business School where he earned an MBA. He also holds a Bachelor of Science degree in Chemical Engineering from Rensselaer Polytechnic Institute.

Claudia Hollingsworth, Director

Ms. Hollingsworth, one of our directors since 2021, has served as Chief Executive Officer of i2CEO since November 2016, a boutique advisory company that has advised companies in both the public and private sectors on business acceleration, transition, strategy, leadership and organizational maturity. Ms. Hollingsworth was appointed to Purple’s board of directors immediately following the 2018 closing of its business combination with GPAC and currently serves as chair of Purple’s human capital/compensation committee and as a member of its audit committee. From July 2012 to October 2016, she served as Chief Executive Officer of Gump’s San Francisco, a luxury home furnishing, apparel and jewelry, multi-channel retailer. Gump’s San Francisco later filed a petition under Chapter 11 of the U.S. Bankruptcy Code in August 2018. From May 2011 to June 2012, Ms. Hollingsworth served as Chief Executive Officer of i2CEO. Prior to that, she served as president of H.D. Buttercup from July 2007 to May 2011, CEO and president of GBH, Inc. from March 2004 to July 2007, and president and director of Michael Anthony Jewelers from February 2002 to February 2004. Earlier in her career she held various executive management positions with M.Z. Berger and OroAmerica. Ms. Hollingsworth currently serves on the board of directors of Destinations by Design, a premier destination management company. She also serves on the board of Atlas Corps, an international network of social sector leaders and organizations. Ms. Hollingsworth is a member of the National Association of Corporate Directors and is recognized as a Board Leadership Fellow. She has earned a certification for Cybersecurity Oversight for Directors from the Software Engineering Institute at Carnegie Mellon University.

William Kerr, Director

Mr. Kerr, one of our directors since 2021, is a Partner of Eaglepoint Advisors. He served as Chairman of GPAC from 2015 to 2018. From January 2010 through January 2013, Mr. Kerr served as Chief Executive Officer of Arbitron, Inc., a media and marketing services firm. From 1991 until January 2010, Mr. Kerr served as Executive Vice President, then as President, Chairman and Chief Executive Officer, and finally as non-executive chairman, of Meredith Corporation (NYSE: MDP), a diversified media company. Mr. Kerr currently serves of the board of directors Questex Holdings Group and as a member of the Executive Board of MidOcean Partners. He has previously been on the board of directors of the Interpublic Group of Companies, Inc. (NYSE:IPG), Whirlpool Corporation (NYSE:WHR), Principal Financial Group, Inc. (NASDAQ:PFG), Penton Media and StorageTek. Earlier in his career, he was a consultant at McKinsey and a Vice President of The New York Times Company. Mr. Kerr has a B.A. from the University of Washington, a B.A. and an M.A. from Oxford University (where he was a Rhodes Scholar), and an M.A. and an M.B.A. from Harvard University.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors, divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which will consist of Mr. Patel and Ms. Hollingsworth, will expire at our first annual general meeting. The term of office of the second class of directors, which will consist of Mr. Davis and Mr. Kerr, will expire at our second annual general meeting. The term of office of the third class of directors, which consists of Mr. DiCamillo, will expire at our third annual general meeting.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Mr. DiCamillo, Ms. Hollingsworth, and Mr. Kerr are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. DiCamillo, Ms. Hollingsworth, and Mr. Kerr serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Our board of directors has determined that each of Mr. DiCamillo, Ms. Hollingsworth, and Mr. Kerr is independent under Nasdaq listing standards and applicable SEC rules. Mr. DiCamillo serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. DiCamillo, Ms. Hollingsworth, and Mr. Kerr each qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Hollingsworth and Mr. Kerr serve as members of this committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Ms. Hollingsworth and Mr. Kerr is independent under Nasdaq listing standards and applicable SEC rules. Mr. Kerr serves as chair of the committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. Ms. Hollingsworth and Mr. Kerr] serve as members of this committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on this committee must be independent. Our board of directors has determined that each of Ms. Hollingsworth and Mr. Kerr] is independent under Nasdaq listing standards and applicable SEC rules. Mr. Kerr serves as chair of the committee.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Individual	Entity	Entity’s business	Affiliation
Officers
Chandra R. Patel	Antarctica Capital	International Private Equity	Founder and Managing Partner
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Executive Officer and Chairman
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Weddell Holdings	Asset Reinsurance Company	Director
Richard C. Davis	Antarctica Capital	International Private Equity	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	President and Board Member
	Descartes Labs	Geospatial Analytics Company	Chief Executive Officer and Board Member
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Board Member
	SatixFy Communications Ltd	Satellite Communications Systems Company	Board Member
	Sky and Space	Satellite Communications Company	Board Member
Jarett Goldman	Antarctica Capital	International Private Equity	Director
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Financial Officer
	Descartes Acquisition Corp.	Geospatial Analytics Company	Director & Chairman of the Board
	Weddell Holdings Ltd.	Asset Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Technology Officer
	Descartes Labs	Geospatial Analytics Company	Chief Operating Officer, President, and Board Member
Directors (Including Director Nominees)
Gary DiCamillo	Eaglepoint Advisors	Advisory Company	Managing Partner
	Purple Innovation, LLC	Comfort Technology Company	Director
	Whirlpool Corporation	Home Appliances Manufacturer and Marketer	Director
Claudia Hollingsworth	Destinations by Design, Inc.	Full-Service Event Planning Company	Director
	i2CEO	Advisory Company	Chief Executive Officer
	Purple Innovation, LLC	Comfort Technology Company	Director
William Kerr	Eaglepoint Advisors	Advisory Company	Partner

	The Interpublic Group of Companies, Inc.	Advertising Company	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor or any member of our team. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on NYSE, we will also reimburse our sponsor for office space, secretarial and administrative services provided to us, and other obligations of our sponsor, in the amount of up to $10,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after the IPO in favor of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2022, with respect to our ordinary shares held by:

➤	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

➤	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on 37,500,000 ordinary shares, consisting of (i) 30,000,000 Class A Ordinary Shares and (ii) 7,500,000 Class B Ordinary Shares, issued and outstanding as of December 31, 2022. As a result, the below table does not account for share redemptions that occurred 2023. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A Ordinary Share		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
Global Partner Sponsor II LLC(3)	—	—	7,500,000	100.0%	20.0%
Chandra R. Patel(3)	—	—	—	—%
Jarett Goldman(3)	—	—	—	—
Graeme Shaw(4)	—	—	—	—	—
Richard C. Davis(3)	—	—	—	—
Gary DiCamillo(4)	—	—	—	—	—
Claudia Hollingsworth(4)	—	—	—	—	—
William Kerr(4)	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	7,500,000	100%	20.0%
Aristeia Capital, L.L.C.(5)	2,343,178	7.81%	—	—	6.2%
Glazer Capital, LLC (6)	2,544,318	8.48%	—	—	6.8%

(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue 32nd Floor, New York, NY 10166.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)	Chandra R. Patel, Richard C. Davis and Jarett Goldman are the three managers of the Sponsor, Global Partner Sponsor II LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Global Partner Sponsor II LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Global Partner Sponsor II LLC. Based upon the foregoing analysis, no individual manager of Global Partner Sponsor II LLC exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	Does not include any shares indirectly owned by the relevant individual as a result of that individual’s membership interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

(5)

According to a Schedule 13G filed February 13, 2023 with the SEC, Aristeia Capital L.L.C. (“Aristeia”) is the investment manager of one or more private investment funds, and has voting and investment control with respect to the Class A ordinary shares listed, which are held by one or more such funds. The principal business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	According to a Schedule 13G filed February 14, 2023 with the SEC, Glazer Capital, LLC and Paul J Glazer, managing member of Glazer Capital, with respect to the shares of Common Stock held by the Glazer Funds, may be deemed to be the beneficial owners of the Class A ordinary shares listed. The principal business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our sponsor beneficially owns 65.6% of the then issued and outstanding ordinary shares (assuming they do not purchase any units in the aftermarket) and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

The private placement warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) notwithstanding the foregoing, the Transfer of Founder Shares or Private Placement Warrants, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC shall not be restricted by Section 8 of the Insider Letter; (e) in the case of an individual, pursuant to a qualified domestic relations order; (f) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (g) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (h) to the company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

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

Our address is 200 Park Avenue 32nd Floor, New York, NY 10166. We currently expect our officers and the investment professionals who will be providing services under the administrative support agreement we have entered into with our sponsor, a copy of which is filed as an exhibit to this report, to work remotely, but we may incur costs for office space and administrative and support services in the future, which would be provided by our sponsor pursuant to the administrative support agreement.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Mr. DiCamillo, Ms. Hollingsworth, and Mr. Kerr is an independent director under applicable SEC rules and the Nasdaq listing standards. Our Audit Committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the Audit Committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC (“Withum”), PCAOB ID #100, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2022 and the period from November 3, 2021 (inception) through December 31, 2021 totaled $83,200 and $66,560, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from November 3, 2020 (inception) through December 31, 2021 we did not pay any audit-related fees to Withum.

Tax Fees. We paid Withum $0 for tax return services, planning or tax advice for the year ended December 31, 2022. We paid Withum $3,750 for tax return services for the period from November 3, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2022 or for the period from November 3, 2020 (inception) through December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Global Partner Acquisition Corp II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Partner Acquisition Corp II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 14, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 30, 2023

PCAOB Number 100

Global Partner Acquisition Corp II

Balance Sheets

	December 31,
	2022	2021
ASSETS
Current assets –
Cash	$101,000	$842,000
Prepaid expenses	8,000	183,000
Total current assets	109,000	1,025,000
Investments held in Trust Account	304,675,000	300,075,000
Total assets	$304,784,000	$301,100,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities –
Accounts payable	$75,000	$135,000
Notes payable – related party	785,000	-
Accrued liabilities	3,016,000	2,673,000
Total current liabilities	3,876,000	2,808,000
Other liabilities –
Warrant liability	467,000	12,920,000
Deferred underwriting compensation	10,500,000	10,500,000
Total liabilities	14,843,000	26,228,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 30,000,000 shares, (at approximately $10.16 per share at December 31, 2022 and $10.00 per share at December 31, 2021)	304,675,000	300,000,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, - 0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-
Accumulated deficit	(14,735,000)	(25,129,000)
Total shareholders’ deficit	(14,734,000)	(25,128,000)
Liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ deficit	$304,784,000	$301,100,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021

General and administrative expenses	$1,984,000	$3,599,000
Loss from operations	(1,984,000)	(3,599,000)
Other income (expense) –
Income from cash and investments held in Trust Account	4,600,000	75,000
Transaction costs allocated to warrant liability	-	(800,000)
Change in fair value of warrant liability	12,453,000	9,029,000
Net income	$15,069,000	$4,705,000

Weighted average Class A ordinary shares outstanding– basic and diluted	30,000,000	28,392,000
Net income per Class A ordinary share – basic and diluted	$0.40	$0.13
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.40	$0.13

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statements of Changes in Shareholders’ Deficit

For the year ended December 31, 2022:

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Class B	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption to redemption	-	-	-	(4,675,000)	(4,675,000)
Net income	-	-	-	15,069,000	15,069,000
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)

For the year ended December 31, 2021:

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Class B	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2020	7,500,000	$1,000	$24,000	$(5,000)	$20,000
Proceeds from sale of 5,566,667 Private Placement Warrants at $1.50 per warrant in excess of fair value of $1.41 per warrant	-	-	501,000	-	501,000
Accretion for Class A ordinary shares subject to redemption to redemption amount	-	-	(525,000)	(29,829,000)	(30,354,000)
Net income, nine months ended December 31, 2021	-	-	-	4,705,000	4,705,000
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash flow from operating activities:
Net income	$15,069,000	$4,705,000
Adjustments to reconcile net income to net cash used in operating activities
Payment of formation costs through Class B ordinary shares	-	-
Income from cash and investments held in Trust Account	(4,600,000)	(75,000)
Transaction costs allocated to warrant liability	-	800,000
Change in fair value of warrant liability	(12,453,000)	(9,029,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	175,000	(182,000)
(Decrease) increase in accounts payable	(60,000)	64,000
Increase in accrued liabilities	343,000	2,673,000
Net cash used in operating activities	(1,526,000)	(1,044,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(300,000,000)

Cash flows from financing activities:
Proceeds from notes payable and advances – related party	-	-
Proceeds from sale of Public Offering Units	-	300,000,000
Proceeds from sale of Private Placement Warrants	-	8,350,000
Payment of underwriting discounts	-	(6,000,000)
Payment of offering costs	-	(285,000)
Proceeds (payment) of notes payable – related party	785,000	(199,000)
Net cash provided by financing activities	785,000	301,866,000

Net change in cash	741,000	822,000
Cash at beginning of the year	842,000	20,000
Cash at end of the year	$101,000	$842,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$10,500,000
Offering costs included in accounts payable	$-	$70,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

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

At December 31, 2022, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to December 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Public Offering:

The Company’s sponsor is Global Partner Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with proceeds from the $300,000,000 Public Offering (see Note 3) and a $8,350,000 private placement (see Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in a trust account (the “Trust Account”) at closing on January 14, 2021.

Subsequent to December 31, 2022, on January 11, 2023, the following two material transactions, among others, changed the control over and resources of the Company, all as further discussed in Note 9, as follows:

1.	Pursuant to an Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC and,

2.	On January 11, 2023, the Company held an Extension Meeting of its shareholders in which the shareholders approved the Extension Amendment Proposal to extend the date required to complete a business combination as described further in Note 9. In connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000.

The Trust Account:

The funds in the Trust Account can only be invested in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. Funds will remain in the Trust Account until the earlier of (i) the consummation of its Initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets, legal and accounting fees related to regulatory reporting obligations, payment for services of investment professionals and support services, continued listing fees and continuing general and administrative expenses.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

The Company’s amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Initial Business Combination by the date by which the Company is required to consummate a business combination pursuant to the amended and restated memorandum and articles of association, January 14, 2024 (the “Termination Date”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the Initial Business Combination by the Termination Date, subject to applicable law, which includes the extended time that the Company has to consummate a Business Combination beyond the Termination Date as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Subsequent to December 31, 2022, on January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a business combination from January 14, 2023 to April 23, 2023 and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. This and other significant subsequent events are further discussed in Note 9.

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

The Company will have until January 14, 2024, the Termination Date, that may be proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the trust account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A ordinary shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in Note 3) in the Public Offering.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation:

The financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Mandatory Liquidation and Going Concern:

At December 31, 2022, the Company has approximately $101,000 in cash and approximately $3,767,000 in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with these uncertainties is to extend the date to complete at business combination as described in Note 9, receive financing pursuant to an Investment Agreement, defined and described in Note 9, preserve cash by deferring payments with anticipated cooperation from service providers, settle certain accrued liabilities with creditors as described in Note 9 and to complete a Business Combination prior to deadline to complete as extended from time to time as described in Note 9. As such, there is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary subject to redemption (see below) is representative of fair value and therefore is not factored into the calculation of earnings per share.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares:

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$12,055,000	$3,014,000	$3,736,000	$969,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.40	$0.40	$0.13	$0.13

Concentration of Credit Risk:

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2022 and 2021.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the temporary equity and warrant liability components, based on their relative fair-value. Upon completion of the Public Offering approximately $16,254,000 has been charged to temporary equity for the temporary equity components and approximately $800,000 has been charged to other expense for the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed balance sheets.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, at December 31, 2022 and 2021, 30,000,000 of the 30,000,000 Public Shares were classified outside of permanent equity. Class A ordinary shares subject to redemption consist of the following:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Subtotal at inception and at December 31, 2022	300,000,000
Accretion of carrying value to redemption value since Public Offering	4,675,000
Class A ordinary shares subject to possible redemption	$304,675,000

Subsequent to December 31, 2022, on January 11, 2023, shareholders redeemed 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust account and from Class A ordinary shares subject to redemption as further discussed in Note 9.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 or 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liability:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in “FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s Initial Business Combination (the “Distributable Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its Initial Business Combination on or prior to the end of the Combination Period. the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30- trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

The Company had granted the underwriters a 45-day option to purchase up to 2,500,000 Units to cover any over- allotments, at the Public Offering price less the underwriting discounts and commissions and such option was exercised in full at the closing of the Public Offering and included in the 30,000,000 Units sold on January 14, 2021.

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s Initial Business Combination.

Subsequent to December 31, 2022, on January 11, 2023, shareholders redeemed 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust account and from Class A ordinary shares subject to redemption as further discussed in Note 9.

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

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

In addition to the vesting provisions of the Founder Shares discussed in Note 7, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s Initial Business Combination, or (B), subsequent to the Company’s Initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Registration Rights:

The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration and shareholder rights agreement.

Related Party Loans:

Sponsor loans - In November 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 by drawdowns of not less than $1,000 each against the issuance of an unsecured promissory note (the “Note” or “Notes payable – related party”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. As of the closing date of the Public Offering, the Company had drawn down approximately $199,000 under the Note, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the Public Offering. On January 14, 2021, upon closing of the Public Offering, all amounts outstanding under the Note were repaid and the Note is no longer available to the Company.

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. As of December 31, 2022, the outstanding principal balance under the note was $785,000.

Subsequent to December 31, 2022, on January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the Note to the earlier of (i) the Termination Date, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note” or “January 3, 2023 Notes payable – related party”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 30, 2023, the outstanding principal balance under the note was $250,000. At the election of the Payee, all or a portion of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” or “January 13, 2023 Notes payable – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 30, 2023, the outstanding principal balance under the note was $675,000. At the election of the Payee, all or a portion of the unpaid principal amount of the January 13, 2023 Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an Initial Business Combination or the liquidation of the Company. Approximately $300,000 and $291,000,000 were paid and charged to general and administrative expenses during the years ended December 31, 2022 and 2021 for this agreement, respectively, and there were no amounts payable or accrued at December 31, 2022 or 2021.

Note 5 – Accounting for Warrant Liability

At December 31, 2022 and 2021, there were 15,566,667 warrants outstanding including 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The Company has recorded approximately $800,000 of costs to operations upon issuance of the warrants to reflect warrant issuance costs in the year ended December 31, 2021.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$-	$-
Private Placement Warrants	167,000	-	167,000	-
Warrant liability at December 31, 2022	$467,000	$300,000	$167,000	$-

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$8,300,000	$8,300,000	$-	$-
Private Placement Warrants	4,620,000	-	4,620,000	-
Warrant liability at December 31, 2021	$12,920,000	$8,300,000	$4,620,000	$-

At December 31, 2022 and 2021, the Company values its (a) public warrants based on the closing price at December 31, 2022 and 2021, respectively, in an active market and (b) its private placement warrants based on the closing price of the public warrants since they are similar instruments.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

The following table presents the changes in the fair value of warrant liabilities during the year ended December 31, 2022:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2021	$8,300,000	$4,620,000	$12,920,000
Change in fair value	(8.000,000)	(4,453,000)	(12,453,000)
Fair value as of December 31, 2022	$300,000	$167,000	$467,000

The following table presents the changes in the fair value of warrant liabilities during the year ended December 31, 2021:

	Public	Private Placement	Warrant Liabilities

Fair value measurement on December 31, 2020	$-	$-	$-
Fair value at inception of the warrants on January 14, 2021	14,100,000	7,849,000	21,949,000
Change in fair value	(5,800,000)	(3,229,000)	(9,029,000)
Fair value as of December 31, 2021	$8,300,000	$4,620,000	$12,920,000

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period.

The public warrants were transferred from Level 3 to Level 1, and the private placement warrants were transferred from Level 3 to Level 2, during the year ended December 31, 2021

Note 6 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of $300,000,000 was deposited into the Trust Account.

The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held to maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 and 2021 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assts or liabilities as follows:

	Carrying Value at	Quoted Price in Active
Description	December 31, 2022	Markets (Level 1)
Assets:
Money Market Fund	$304,675,000	$304,675,000
Total	$304,675,000	$304,675,000

	Carrying Value at	Quoted Price in Active
Description	December 31, 2021	Markets (Level 1)
Assets:
Money Market Fund	$300,075,000	$300,075,000
Total	$300,075,000	$300,075,000

Subsequent to December 31, 2022, on January 11, 2023, shareholders redeemed 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust Account and from Class A ordinary shares subject to redemption as further discussed in Note 9.

Note 7 – Shareholders’ Deficit

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

At December 31, 2022 and 2021, there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- and -0- Class A ordinary shares issued and outstanding (after deducting 30,000,000 Class A ordinary shares subject to possible redemption at each balance sheet date).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Note 8 – Commitments and Contingencies

Business Combination Costs:

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

Risks and Uncertainties:

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

Bank Closures — Management acknowledges that the Company depends on a variety of U.S. and multi-national financial institutions for banking services. Market conditions can impact the viability of these institutions, which in effect will affect the Company’s ability to maintain and provide assurances that it can access its cash and cash equivalents in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s liquidity, business and financial condition.

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements.

Certain repurchases of stock (including redemptions) by publicly traded domestic corporations - On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations, among others. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The IR Act applies to repurchases that occur after December 31, 2022.

Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, liquidation or partial redemption would depend on a number of factors.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Note 9 – Subsequent Events

Subsequent to December 31, 2022, on January 11, 2023, the Company entered into various agreements and the shareholders took various actions resulting in a change of control of the Company, redemption of Class A ordinary shares an extension of date to complete a Business Combination and certain additional financing including:

Investment Agreement and Change in Control

On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor will contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Promissory Note (as defined below) (the “Investment Loan”), in consideration for which, the Sponsor shall issue to the Investor interests in certain equity securities of the Company.

In connection with the closing of the transactions contemplated by the Investment Agreement, the Sponsor has transferred control of the Sponsor to affiliates of Antarctica Capital Partners, LLC.

The Investment Agreement contains customary representations and warranties of the parties and is qualified in the entirety by reference to the text of such document, which is filed as Exhibit 10.1 to the Form 8-K filed on January 18, 2023.

Further, on January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

Also on January 13, 2023, Chandra R. Patel was appointed Chief Executive Officer and Chairman of the board, Richard C. Davis was appointed President, Jarett Goldman was appointed Chief Financial Officer and Graeme Shaw was appointed Chief Technology Officer.

Further, as a result of recent departures from the board, each of the audit committee, compensation committee, and nominating and corporate governance committee currently consists of the following members:

1.	Audit Committee: Gary DiCamillo as Chairman; Claudia Hollingsworth and William Kerr as members.

2.	Compensation Committee: William Kerr as Chairman; Claudia Hollingsworth as member.

3.	Nominating and Corporate Governance Committee: William Kerr as Chairman; Claudia Hollingsworth as member.

The Sponsor has agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

Letter Agreement

On January 13, 2023, the Company, the Sponsor, and certain officers and directors of the Company (the “Insiders,” and together with the Sponsor, the “Letter Agreement Parties”) entered into an amendment to the Letter Agreement, dated January 11, 2021 (the “Letter Agreement”), to allow the Sponsor to transfer its holdings in the Company, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock- up (the “Letter Agreement Amendment”). In connection with the resignation of certain Insiders (as described below), the Letter Agreement Parties agreed that all Insiders that have resigned from their positions as officers and/or directors of the Company shall no longer be parties to the Letter Agreement.

The text of the Letter Agreement Amendment is filed as Exhibit 10.2 to the Form 9-K filed on January 11, 2023.

Global Partner Acquisition Corp II

Notes to Financial Statements

December 31, 2022

Extension Meeting Promissory Note

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 23, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within ten (10) business days of the date of the Extension Meeting, $450,000, to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by the Articles Extension Date (as defined below), the Lender may contribute to the Company $150,000 as a loan to be deposited into the Trust Account for each of nine one-month extensions following the Articles Extension Date. At the election of the Payee, all or a portion of the unpaid principal amount of the Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note” or “January 3, 2023 Notes payable – related party”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 30, 2023, the outstanding principal balance under the note was $250,000.

Accordingly, on January 11, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $3,000,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $450,000 on January 11, 2023. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,750,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. At the election of the Payee, all or a portion of the unpaid principal amount of the Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” or “January 13, 2023 Notes payable – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 30, 2023, the outstanding principal balance under the note was $675,000.

The promissory notes are filed as Exhibit 10.5 to the Form S-1 filed on December 21, 2020 and Exhibit 10.6 and 10.7 to the Form 8-K filed on January 18, 2023.

Working Capital Promissory Note

On January 13, 2023, the Company and the Sponsor entered into an amendment to the promissory note dated August 1, 2022 (the “Working Capital Promissory Note”), to extend the maturity date of the Working Capital Promissory Note to the earlier of (i) the Termination Date, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

The Working Capital Promissory Note is filed as Exhibit 10.4 to the Form 8-K filed on January 18, 2023.

Amendments to Memorandum and Articles of Association

On January 11, 2023, the Company held the Extension Meeting, and the shareholders of the Company approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Extension Date”) by which the Company has to consummate a business combination from January 14, 2023 (the “Original Termination Date”) to April 14, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until the Termination Date, or a total of up to twelve months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 11, 2023, in connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $40,425,891.61. On January 11, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

A copy of the Articles Amendment is attached as Exhibit 3.1 to the Form 8-K filed on January 18, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 11, 2021, by and between the Company, UBS Securities LLC and RBC Capital Markets, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (4)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Contingent Rights Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.6	Description of Registered Securities.*
10.1	Investment Management Trust Agreement, January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 11, 2021, by and among the Company and the Global Partner Sponsor II LLC. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Promissory Note, dated August 20, 2020, issued to Global Partner Sponsor II LLC. (2)
10.6	Promissory Note, dated January 13, 2023, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (4)
10.7	Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC.
10.8	Amendment to Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (4)
10.9	Securities Subscription Agreement, dated as of November 11, 2020, Between The Company and the Sponsor. (2)
10.10	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, directors and Global Partner Sponsor II LLC. (1)
10.11	Administrative Services Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.12†	Investment Agreement, dated January 13, 2023, by and among Global Partner Acquisition Corp II, Global Partner Sponsor II LLC and Endurance Global Partner II, LLC. (4)
10.13	Letter Agreement Amendment, dated January 13, 2023, by and among Global Partner Acquisition Corp II, its officers and directors and Global Partner Sponsor II LLC. (4)
14.1	Code of Business Conduct and Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter. (3)
99.2	Compensation Committee Charter. (3)
99.2	Corporate Governance and Nominating Committee Charter. (3)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s report on Form 8-K, filed with the SEC on January 15, 2021.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed on December 21, 2020.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed on December 31, 2020.

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 18, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	Global Partner Acquisition Corp II

	By:	/s/ Chandra R. Patel
	Name:	Chandra R. Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chandra R. Patel	Chairman of the Board and Chief Executive Officer
Chandra R. Patel	(Principal Executive Officer)	March 30, 2023

/s/ Jarett Goldman	Chief Financial Officer
Jarett Goldman	(Principal Financial and Accounting Officer)	March 30, 2023

/s/ Richard C. Davis
Richard C. Davis	President and Director	March 30, 2023

/s/ Gary DiCamillo
Gary DiCamillo	Director	March 30, 2023

/s/ Claudia Hollingsworth
Claudia Hollingsworth	Director	March 30, 2023

/s/ William Kerr
William Kerr	Director	March 30, 2023