Form 10-Q
period 2023-03-31
Global Partner Acquisition Corp II
filed 2023-05-16
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 16, 2023, there were 3,931,719 of the Company’s Class A ordinary shares and 7,500,000 of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets -
Cash	$3,000	$101,000
Prepaid expenses	206,000	8,000
Total current assets	209,000	109,000
Investments held in Trust Account	40,996,000	304,675,000
Total assets	$41,205,000	$304,784,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$11,000	$75,000
Promissory Note – related party	755,000	785,000
Extension Promissory Notes – related party, at fair value	604,000
Accrued liabilities	828,000	3,016,000
Total current liabilities	2,198,000	3,876,000
Other liabilities –
Warrant liability	2,357,000	467,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	15,055,000	14,843,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 3,931,719 and 30,000,000 shares, respectively,(at approximately $10.42 per share at March 31, 2023 and $10.15 per share at December 31, 2021)	40,996,000	304,675,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 30,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	-	-
Accumulated deficit	(14,847,000)	(14,735,000)
Total shareholders’ deficit	(14,846,000)	(14,734,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$41,205,000	$304,784,000

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

General and administrative expenses	$1,078,000	$191,000
Settlement and release of liabilities	(2,961,000)	-
Income (loss) from operations	1,883,000	(191,000)
Other income (expense) –
Income from cash and investments held in Trust Account	921,000	25,000
Write off contingent warrants associated with shares redeemed	130,000
Change in fair value of Extension Promissory Notes – related party	(32,000)	-
Change in fair value of warrant liability	(2,020,000)	6,849,000
Net income	$882,000	$6,683,000

Weighted average Class A ordinary shares outstanding– basic and diluted	7,118,000	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.06	$0.18
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.06	$0.18

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Deficit

(unaudited)

For the three months ended March 31, 2023:

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Class B	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of Class A ordinary shares subject to redemption to redemption	-	-	-	(1,371,000)	(1,371,000)
Inception date fair value adjustments of Extension Promissory Notes - related party	-	-	-	377,000	377,000
Net income	-	-	-	882,000	882,000
Balances, March 31, 2023 (unaudited)	7,500,000	$1,000	$-	$(14,847,000)	$(14,846,000)

For the three months ended March 31, 2022:

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Class B	Amount	Capital	Deficit	(Deficit)
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Net income	-	-	-	6,683,000	6,683,000
Balances, March 31, 2022 (unaudited)	7,500,000	$1,000	$-	$(18,446,000)	$(18,445,000)

See accompanying notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash flow from operating activities:
Net income	$882,000	$6,683,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in Trust Account	(921,000)	(25,000)
Change in fair value of Extension Promissory Notes – related party	32,000	-
Change in fair value of warrant liability	1,890,000	(6,849,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(198,000)	(8,000)
(Decrease) increase in accounts payable	(64,000)	(109,000)
Increase (decrease) in accrued liabilities	(2,188,000)	(6,000)
Net cash used in operating activities	(567,000)	(314,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(450,000)
Cash withdrawn from Trust Account	265,050,000
Net cash provided by investing activities	264,600,000

Cash flows from financing activities:
Redemption of 26,068,281 Class A common shares	(265,050,000)	-
Repayment of Promissory Note – related party	(30,000)
Proceeds of Extension Promissory Note – related party	949,000	-
Net cash used in financing activities	(264,131,000)	-

Net change in cash	(98,000)	(314,000)
Cash at beginning of the year	101,000	842,000
Cash at end of the year	$3,000	$528,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$10,500,000
Offering costs included in accounts payable	$-	$70,000

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to March 31, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

In January 2023, the shareholders of the Company took various actions and the Company entered into various agreements resulting in a change of control of the Company, redemption of approximately 87% of its Class A ordinary shares, an extension of the date to complete a Business Combination and certain additional financing and other matters as discussed in further detail in the Form 10-K Annual Report filed on March 31, 2023, and the Form 8-K filed on January 18, 2023, with the Securities and Exchange Commission (“SEC”) as well as throughout these notes to unaudited condensed financial statements.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Public Offering:

The Company’s sponsor is Global Partner Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with unredeemed proceeds from the $300,000,000 Public Offering (see Note 3) and a $8,350,000 private placement (see Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in a trust account (the “Trust Account”) at closing on January 14, 2021.

In January 2023, the following material transactions, among others, changed the control over and resources of the Company, all as further discussed in these notes to condensed financial statements, as follows:

1.	On January 11, 2023, the Company held an Extension Meeting of its shareholders in which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date required to complete a Business Combination (as described further in Business Combination below). In connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 resulting in 3,931,719 Class A ordinary shares remaining.

2.	On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal to up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the Promissory Note (as defined below) (the “Investment Loan”), in consideration for which, the Sponsor issued to the Investor interests in certain equity securities of the Company.

3.	Pursuant to the Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC.

4.	Pursuant to the Investment Agreement, the Sponsor has agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

5.	Further, on January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

6.	The Company made settlements and received releases from several creditors in exchange for cash payments made resulting in the reduction of approximately $2,961,000 of accrued liabilities which are reflected as a credit to operating expenses in the accompanying Condensed Statements of Operations.

Trust account –

The funds in the Trust Account can only be invested in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. On January 11, 2023, we liquidated the U.S. government treasury obligations or money market fund held in the trust account. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets, legal and accounting fees related to regulatory reporting obligations, payment for services of investment professionals and support services, continued listing fees and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provided that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a business combination pursuant to the amended and restated memorandum and articles of association, January 14, 2024 if extended per below (previously January 14, 2023) (the “Termination Date”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination by the Termination Date, subject to applicable law, which includes the extended time that the Company has to consummate a Business Combination beyond the Termination Date as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public shareholders.

On January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a business combination from January 14, 2023 (the “Original Termination Date”) to April 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. Subsequent to March 31, 2023, in April and May 2023, the board of directors of the Company approved (i) two, one-month extensions of the Termination Date, resulting in a new Termination Date of June 12, 2023, and (ii) draws of an aggregate of $300,000 pursuant to the Extension Promissory Note - related party (as defined below).

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. As a result, such Class A ordinary shares are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares), see however Note 3 regarding shareholder redemptions in January 2023.

As further discussed below, the Company will have until the Termination Date, that was proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A ordinary shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below in Note 3) in the Public Offering.

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

Mandatory Liquidation and Going Concern:

At March 31, 2023, the Company has approximately $3,000 in cash and approximately $1,989,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to deadline as extended from time to time. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income per Ordinary Share:

Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 11,221,954 at March 31, 2023 (15,566,667 at December 31, 2022) Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

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

The following table reflects the earnings per share after allocating income between the shares based on outstanding shares:

	Three months ended		Three months ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$431,000	$451,000	$5,347,000	$1,336,000
Denominator:
Basic and diluted weighted average ordinary shares:	7,118,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.18	$0.18

Concentration of Credit Risk:

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed balance sheets.

On January 11, 2023, in connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 reducing the number of Class A ordinary shares to 3,931,719.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, 3,931,719 and 30,000,000, respectively, were classified outside of permanent equity at March 31, 2023 and December 31, 2022 and 2021. Class A ordinary shares subject to redemption consist of the following:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Subtotal at inception and at December 31, 2021	300,000,000
Accretion of carrying value to redemption value	4,675,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$304,675,000
Class A ordinary shares redeemed on January 11, 2023	(265,050,000)
Accretion of carrying value to redemption value	1,371,000
40,996,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Extension Promissory Notes - Related Party:

The Company has elected the fair value option to account for its Extension Promissory Notes - related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Warrant Liability:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company has adopted this standard for its Extension Promissory Notes - related party as further discussed in Note 4.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial Business Combination (the “Distributable Redeemable Warrants,” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the end of the Combination Period. the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30- trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants, as described above. If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

The shareholders of the Company approved the Extension Amendment Proposal (as defined below) at the extraordinary general meeting (the “Extension Meeting”) and on January 11, 2023, in connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. In addition, 4,344,714 contingent redeemable warrants will no longer be available to the former holders of the 26,068,281 Class A ordinary shares redeemed and so the carrying amount of those warrants, approximately $130,000, was removed from the warrant liabilities on the unaudited condensed balance sheet.

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

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. During the three months ended March 31, 2023, approximately $30,000 of this loan was repaid. As of March 31, 2023 and December 31, 2022, the outstanding principal balance under the note was $755,000 and $785,000.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the Note to the earlier of (i) the Termination Date, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 31, 2023, no amounts have been drawn down and there was no outstanding principal balance under the note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” and together with the January 3, 2023 Note, the “Extension Promissory Notes – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering.

During the three months ended March 31, 2023, the Company made four drawdowns under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company adopted the fair value option with respect to these notes. At each draw and at March 31, 2023, the company had an independent valuation firm value the notes. The valuation firm uses a Monte Carlo method to value the notes. Those valuations showed that the fair value of the notes (approximately $572,000) was materially less than the drawdown (approximately 377,000 less). Such amount at inception, $377,000, was credited to equity. The aggregate principal balance outstanding was then revalued to fair value at March 31, 2023 resulting in an increase to the fair value of approximately $32,000 and is stated in the balance stated at March 31, 2023 at fair value of $604,000, approximately $345,000 less than the outstanding principal balance under the note of approximately $949,000.

The following table presents information about the Company’s Extension Promissory Notes – related party that are measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Extension Promissory Notes - related party	-	-	604,000	604,000
Total fair value	$-	$-	$604,000	$604,000

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

Exercise price	$1.50
Unobserved Deal-Scenario Stock price	$3.63
Option term (in years)	5 years
Volatility	3%
Implied Probability of Merger Success	60%

Subsequent to March 31, 2023, in April and May 2023, the Company borrowed an aggregate $300,000 to fund the monthly extension payments for those two months. In addition, the Company borrowed an additional approximately $20,000 subsequent to March 31, 2023 to fund working capital needs.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $75,000 were charged to general and administrative expenses during the three months ended March 31, 2023 and 2022 for this agreement. There was approximately $50,000 and $-0- included in accrued liabilities at March 31, 2023 and December 31, 2022, respectively.

Note 5 – Accounting for Warrant Liability

At March 31, 2023 and December 31, 2022, there were 15,566,667 and 11,221,954 warrants, respectively, outstanding including 5,655,286 Public Warrants and 5,566,667 Private Placement Warrants outstanding at March 31, 2023 and 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2022. 4,344,714 contingent redeemable warrants that would have been exercisable by the former holders of the 26,068,281 Class A ordinary shares are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$1,188,000	$1,188,000	$-	$-
Private Placement Warrants	1,169,000	-	1,169,000	-
Warrant liability at December 31, 2021	$2,357,000	$1,188,000	$1,169,000	$-

Description	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$-	$-
Private Placement Warrants	167,000	-	167,000	-
Warrant liability at March 31, 2023	$467,000	$300,000	$167,000	$-

At March 31, 2023 and December 31, 2022, the Company values its (a) Public Warrants based on the closing price at March 31, 2023 and December 31, 2022, respectively, in an active market and (b) Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period. There were no transfers during the three months ended March 31, 2023 or the year ended December 31, 2022.

Note 6 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account.

On January 11, 2023, shareholders redeemed 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust Account and from Class A ordinary shares subject to redemption as further discussed in these notes to condensed financial statements.

The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held to maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The funds in the Trust Account were held in an interest bearing cash account at March 31, 2023. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assts or liabilities as follows:

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

At March 31, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding, and -0- and -0- Class A ordinary shares issued and outstanding (after deducting 3,931,719 and 30,000,000, respectively, Class A ordinary shares subject to possible redemption at March 31, 2023 and December 31, 2023).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

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

Risks and Uncertainties:

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s unaudited condensed financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Conflict in Ukraine — In February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements.

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

As indicated in the accompanying financial statements, as of March 31, 2023, we had approximately $3,000 of cash and negative working capital of approximately $1,989,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination and if we cannot complete a Business Combination by, as extended on January 11, 2023, April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the board of directors, the Termination Date) we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provided administrative services aggregate approximately $75,000 for each of the three months ended March 31, 2023 and 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $248,000 and $116,000, respectively, for the three months ended March 31, 2023 and 2022. The increase in the three months ended March 31, 2023 relates to the costs associated with the Extension Meeting of shareholder held in January 2023. Professional costs associated with the January proxy and Extension Meeting as well as work related to reviewing potential business combinations was approximately $744,000 in the three months ended March 2023.

During the three months ended March 31, 2023, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying Condensed Statements of Operations.

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

Other income (expense) includes both interest income and the change in the fair value of the Public and Private Warrants at each reporting date. Interest income was approximately $921,000 and $25,000 respectively, for the three months ended March 31, 2023 and 2022. The variation in interest income reflect market conditions occurring in connection with the Covid-19 pandemic and its aftermath. The Company is required to measure the fair value of the Public and Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was an other expense of approximately $2,020,000 and other income of approximately $9,029,000, respectively in the three months ended March 31, 2023 and 2022.

There were no income tax expenses for the three months ended March 31, 2023 and 2022 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2023 or 2022.

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

The net proceeds from the Public Offering and private placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At December 30, 2022 and 2021, we had approximately $3,000 and $101,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an initial Business Combination.

On January 11, 2023, certain shareholders elected to redeem 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust Account.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our sponsor under an unsecured promissory note, a total of $199,000 was actually loaned by the Sponsor against the issuance of the note. The note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at March 31, 2023 and 2022.

Mandatory Liquidation and Going Concern:

At March 31, 2023, the Company has approximately $3,000 in cash and approximately $1,989,000 in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from it Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to deadline as extended from time to time. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued a promissory note in the principal amount of up to $2,000,000 to its Sponsor. The note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”). On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the note to the earlier of (i) the Termination Date of January 14 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding principal balance under the note was approximately $755,000 and $785,000.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the note to the earlier of (i) the Termination Date, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note” or “Extension Promissory Notes – related party”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 31, 2023, no amounts have been drawn down and there was no outstanding principal balance under the note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” or “Extension Promissory Notes – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering.

During the three months ended March 31, 2023, the Company made four drawdowns under the January 13, 2023 Note in order to pay extension payments and for working capital. At each draw and at March 31, 2023, the company had an independent valuation firm value the notes. Those valuations showed that the fair value of the notes (approximately $572,000) was materially less than the drawdown (approximately 377,000 less). The aggregate principal balance outstanding was then revalued to fair value at March 31, 2023 resulting in an increase to the fair value of approximately $32,000 and is stated in the balance stated at March 31, 2023 at fair value of $604,000, approximately $345,000 less than the outstanding principal balance under the note of approximately $949,000.

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

Contractual obligations

At March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with the Sponsor, pursuant to which the Company pays the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our IPO and a portion of the proceeds of our concurrent sale of Private Placement Warrants are held in a Trust Account invested in U.S. Government Treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and which invest only in direct U.S. Government Treasury obligations. On January 11, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 2.5% - 3.0% per anum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Management assessed the effectiveness of our internal control over financial reporting on March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were effective. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q there have been no changes to the risk factors disclosed in our Prospectus filed with the SEC on January 11, 2021 and our Form 10-K filed with the SEC on March 31, 2023. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP II

Dated: May 16, 2023	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)