Form 10-Q
period 2023-06-30
Global Partner Acquisition Corp II
filed 2023-08-15
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023, there were 3,931,719 of the Company’s Class A ordinary shares and 7,500,000 of the Company’s Class B ordinary shares issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets -
Cash	$6,000	$101,000
Prepaid expenses	142,000	8,000
Total current assets	148,000	109,000
Investments held in Trust Account	41,917,000	304,675,000
Total assets	$42,065,000	$304,784,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$15,000	$75,000
Promissory Note – related party	755,000	785,000
Extension promissory notes – related party	1,454,000	-
Accrued liabilities	1,021,000	3,016,000
Total current liabilities	3,245,000	3,876,000
Other liabilities –
Warrant liability	393,000	467,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	14,138,000	14,843,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 3,931,719 and 30,000,000 shares, respectively (at approximately $10.66 per share at June 30, 2023 and $10.15 per share at December 31, 2021)	41,917,000	304,675,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 3,931,719 and 30,000,000 shares, respectively, subject to possible redemption at June 30, 2023 and December 31, 2022)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(13,991,000)	(14,735,000)
Total shareholders’ deficit	(13,990,000)	(14,734,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$42,065,000	$304,784,000

See accompanying unaudited condensed notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
General and administrative expenses	313,000	329,000	1,391,000	520,000
Settlement and release of liabilities	-	-	(2,961,000)	-
Income (loss) from operations	(313,000)	(329,000)	1,570,000	(520,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	471,000	454,000	1,392,000	479,000
Write-off contingent warrants associated with shares redeemed	-	-	130,000	-
Change in fair value of warrant liability	1,964,000	3,269,000	(56,000)	10,118,000
Net income (loss)	$2,122,000	$3,394,000	$3,036,000	$10,077,000

Weighted average Class A ordinary shares outstanding -– basic and diluted	3,932,000	30,000,000	5,372,000	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.19	$0.09	$0.24	$0.08
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.19	$0.09	$0.24	$0.08

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Deficit

(unaudited)

2023:

For the three months ended June 30, 2023:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2023, unaudited, as revised	7,500,000	$1,000	$-	$(15,192,000)	$(15,191,000)
Accretion in value of Class A ordinary shares subject to redemption to redemption	-	-	-	(921,000)	(921,000)
Net income	-	-	-	2,122,000	2,122,000
Balances, June 30, 2023 (unaudited)	7,500,000	$1,000	$-	$(13,991,000)	$(13,990,000)

For the six months ended June 30, 2023:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of Class A ordinary shares subject to redemption to redemption	-	-	-	(2,292,000)	(2,292,000)
Net income	-	-	-	3,036,000	3,036,000
Balances, June 30, 2023 (unaudited)	7,500,000	$1,000	$-	$(13,991,000)	$(13,990,000)

2022:

For the three months ended June 30, 2022:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, March 31, 2022 (unaudited)	7,500,000	$1,000	$-	$(18,446,000)	$(18,445,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(554,000)	(554,000)
Net income	-	-	-	3,394,000	3,394,000
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)

For the six months ended June 30, 2022:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(554,000)	(554,000)
Net income	-	-	-	10,077,000	10,077,000
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash flow from operating activities:
Net income	$3,036,000	$10,077,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in Trust Account	(1,392,000)	(479,000)
Change in fair value of warrant liability	(74,000)	(10,118,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(134,000)	53,000
Increase (decrease) in accounts payable	(60,000)	(119,000)
Increase (decrease) in accrued liabilities and other	(1,995,000)	133,000
Net cash used in operating activities	(619,000)	(453,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(900,000)	-
Cash withdrawn from Trust Account to pay redemptions	265,050,000	-
Net cash provided by investing activities	264,150,000	-

Cash flows from financing activities:
Redemption of 26,068,281 Class A common shares	(265,050,000)	-
Repayment of Promissory Note – related party	(30,000)	-
Proceeds of Extension Promissory Note – related party	1,454,000	-
Net cash used in financing activities	(263,626,000)	-

Net change in cash	(95,000)	(453,000)
Cash at beginning of the period	101,000	842,000
Cash at end of the period	$6,000	$389,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriter compensation	$-	$10,500,000
Offering costs included in accounts payable	$-	$70,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to June 30, 2023 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

In January 2023, the following material transactions, among others, changed the control over and resources of the Company, all as further discussed in these notes to condensed financial statements, as follows:

1.	On January 11, 2023, the Company held an Extension Meeting of its shareholders in which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date required to complete a Business Combination (as described further in Business Combination below). In connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 resulting in 3,931,719 Class A ordinary shares remaining outstanding.

2.	On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal to up to $3,000,000 (the “Investment Contribution”), which amount will be loaned to the Company in accordance with the January 13, 2023 Promissory Note (as defined below), in consideration for which, the Sponsor issued to the Investor interests in certain equity securities of the Company.

3.	Pursuant to the Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC.

4.	Pursuant to the Investment Agreement, the Sponsor has agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

5.	Further, on January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

6.	The Company made settlements and received releases from several creditors in exchange for cash payments made resulting in the reduction of approximately $2,961,000 of accrued liabilities which is reflected as a credit to operating expenses in the accompanying condensed statements of operations.

Trust Account:

The funds in the Trust Account can only be invested in cash or U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940. On January 11, 2023, the Company liquidated the U.S. government treasury obligations or money market fund held in the Trust Account. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets, legal and accounting fees related to regulatory reporting obligations, payment for services of investment professionals and support services, continued listing fees and continuing general and administrative expenses.

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

On January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a Business Combination from January 14, 2023 (the “Original Termination Date”) to April 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. During 2023 the board of directors of the Company approved (i) one-month extensions of the Termination Date in April, May, June, July and August, resulting in a new Termination Date of September 14, 2023, and (ii) draws of an aggregate of $300,000 pursuant to the Extension Promissory Note - related party (as defined below).

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Capital Market (“Nasdaq”). If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A and Class B ordinary shares voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. As a result, such Class A ordinary shares are recorded at the redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares), see however Note 3 regarding shareholder redemptions in January 2023.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2022 which contain the audited financial statements and notes thereto as of December 31, 2022 and for the year then ended.

Mandatory Liquidation and Going Concern:

At June 30, 2023, the Company has approximately $6,000 in cash and approximately $3,097,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to deadline as extended from time to time. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income per Ordinary Share:

Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 11,221,954 at June 30, 2023 (15,566,667 at December 31, 2022) Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

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

The following tables reflect the earnings per share after allocating income between the shares based on outstanding shares:

	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$730,000	$1,392,000	$1,267,000	$1,769,000
Denominator:
Basic and diluted weighted average ordinary shares:	3,932,000	7,500,000	5,372,000	7,500,000

Basic and diluted net income per ordinary share	$0.19	$0.19	$0.24	$0.24

	Three months ended		Six months ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$2,715,000	$679,000	$8,062,000	$2,015,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.24	$0.24

Concentration of Credit Risk:

The Company has significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of June 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the temporary equity and warrant liability components, based on their relative fair value. Upon completion of the Public Offering, approximately $16,254,000 has been charged to temporary equity for the temporary equity components and approximately $800,000 has been charged to other expense for the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed condensed balance sheets.

On January 11, 2023, in connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 reducing the number of Class A ordinary shares to 3,931,719.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, 3,931,719 and 30,000,000 shares, respectively, were classified outside of permanent equity at June 30, 2023 and December 31, 2022. Class A ordinary shares subject to redemption consist of the following:

Gross proceeds of Public Offering	$300,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)
Offering costs	(16,254,000)
Plus: Accretion of carrying value to redemption value	30,354,000
Subtotal at inception and at December 31, 2021	300,000,000
Accretion of carrying value to redemption value	4,675,000
Class A ordinary shares subject to possible redemption at December 31, 2022	$304,675,000
Class A ordinary shares redeemed on January 11, 2023	(265,050,000)
Accretion of carrying value to redemption value	2,292,000
Balance at June 30, 2023	41,917,000

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the financial statement have been recognized or disclosed. See Note 4 regarding drawdowns on the Extension promissory notes – related party subsequent to June 30, 2023.

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

The Company had granted the underwriters a 45-day option to purchase up to 2,500,000 Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions, and such option was exercised in full at the closing of the Public Offering and included in the 30,000,000 Units sold on January 14, 2021.

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering, and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s initial Business Combination.

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

The Sponsor agreed to forfeit up to 625,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters exercised their over-allotment option in full and therefore such shares are no longer subject to forfeiture.

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

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. During the six months ended June 30, 2023, approximately $30,000 of this loan was repaid. As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the August 1, 2023 Note was $755,000 and $785,000, respectively.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note to the earlier of (i) the Termination Date, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company.

Extension promissory notes – related party - On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of June 30, 2023, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s initial public offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” and together with the January 3, 2023 Note, the “Extension promissory notes – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the January 13, 2023 Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the three and six months ended June 30, 2023, the Company made four and ten, respectively, drawdowns aggregating approximately $506,000 and $1,454,000, respectively, under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At June 30, 2023 and December 31, 2022, the outstanding principal balance under the note was approximately $1,454,000 and $0, respectively.

Subsequent to June 30, 2023, in July and August 2023, the Company borrowed an aggregate $300,000 to fund the monthly extension payments for those months. In addition, the Company borrowed an additional approximately $15,000 subsequent to June 30, 2023 to fund working capital needs.

See Note 8 with respect to the revision of the presentation of the Extension promissory notes – related party in the March 31, 2023 unaudited condensed financial statements.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on Nasdaq Capital and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $150,000 were charged to general and administrative expenses during the three and six months for both periods ended June 30, 2023 and 2022 for this agreement. There were amounts of approximately $125,000 and $0 included in accrued liabilities at June 30, 2023 and December 31, 2022, respectively.

Note 5 – Accounting for Warrant Liability

At June 30, 2023 and December 31, 2022, there were 15,566,667 and 11,221,954 warrants, respectively, outstanding including 5,655,286 Public Warrants and 5,566,667 Private Placement Warrants outstanding at June 30, 2023 and 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2022. 4,344,714 contingent redeemable warrants that would have been exercisable by the former holders of the 26,068,281 Class A ordinary shares are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the Company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At June 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$218,000	$218,000	$-	$-
Private Placement Warrants	175,000	-	175,000	-
Warrant liability at December 31, 2021	$393,000	$218,000	$175,000	$-

Description	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$-	$-
Private Placement Warrants	167,000	-	167,000	-
Warrant liability at June 30, 2023	$467,000	$300,000	$167,000	$-

At June 30, 2023 and December 31, 2022, the Company values its (a) Public Warrants based on the closing price at June 30, 2023 and December 31, 2022, respectively, in an active market and (b) Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period. There were no transfers during the three or six months ended June 30, 2023 or the year ended December 31, 2022.

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

The funds in the Trust Account were held in an interest-bearing cash account at June 30, 2023. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assts or liabilities as follows:

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

At June 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding, and 0 and 0 Class A ordinary shares issued and outstanding (after deducting 3,931,719 and 30,000,000, respectively, Class A ordinary shares subject to possible redemption at June 30, 2023 and December 31, 2022).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Note 8 – Revision of Previously Issued Financial Statements – Extension Promissory Notes – Related Party

As discussed further in Note 4, beginning in January 2023 the Company has issued approximately $1,454,000 in Extension Promissory Note – related party (“Notes”), approximately $948,000 of which were issued in the three months ended March 31, 2023.

In its unaudited condensed financial statements as of and for the three months ended March 31, 2023, the Company presented its Extension promissory notes – related party at fair value of the Notes as described therein. The Company has subsequently determined that fair value accounting is not appropriate for the Notes. As such, the Notes have been presented in these condensed financial statements as of June 30, 2023 and for the three and six months then ended, at par value.

The effect of these changes on the Company’s previously issued condensed financial statements as of March 31, 2023 and for the three months then ended is as follows:

	As Previously	Adjustment	As Revised
Condensed Balance Sheet at March 31, 2023 (unaudited)
Extension promissory note – related party	$604,000	$345,000	$949,000
Total current liabilities	$2,198,000	$345,000	$2,543,000
Total liabilities	$15,055,000	$345,000	$15,300,000
Accumulated deficit	$(14,847,000)	$(345,000)	$(15,192,000)
Total stockholders’ deficit	$(14,846,000)	$(345,000)	$(15,191,000)
Condensed Statement of Operations for the three months ended March 31, 2023 (unaudited)
Change in fair value of Extension promissory notes – related party	$(32,000)	$32,000	$-
Net income	$882,000	$32,000	$914,000

Condensed Statement of Changes in Shareholders’ Deficit for the three months ended March 31, 2023 (unaudited)
Inception date fair value adjustments of Extension promissory notes – related party	$377,000	$(377,000)	$-
Net income	$882,000	$32,000	$914,000
Accumulated deficit, balances at March 31, 2023 (unaudited)	$(14,847,000)	$(345,000)	$(15,192,000)
Total shareholders’ deficit, balances at March 31, 2023 (unaudited)	$(14,846,000)	$(345,000)	$(15,191,000)
Condensed Statement of Cash Flows for the three months ended March 31, 2023 (unaudited)
Net income	$882,000	$32,000	$914,000
Change in fair value of Extension promissory notes – related party	$32,000	$(32,000)	$-

The Company’s accounting for the Notes did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Note 9 – Commitments and Contingencies

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

Risks and Uncertainties:

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s financial position, results of operations and/or search for a target company and/or a target company’s unaudited condensed financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As indicated in the accompanying financial statements, as of June 30, 2023, we had approximately $6,000 of cash and negative working capital of approximately $2,224,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination and if we cannot complete a Business Combination by, as extended on January 11, 2023, April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the board of directors, the Termination Date) we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Results of Operations

For the period from November 3, 2020 (date of inception) to June 30, 2023, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provided administrative services aggregate approximately $75,000 for each of the three months ended June 30, 2023 and 2022 and $150,000 for each of the six months ended June 30, 2023 and 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $135,000 and $241,000, respectively, for the three and six months ended June 30, 2023 and approximately $91,000 and $185,000 in the three and six months ended June 30, 2022. Professional costs associated with the January proxy and Extension Meeting as well as work related to reviewing potential Business Combinations was approximately $840,000 in the six months ended June 2023.

During the six months ended June 30, 2023, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying Condensed Statements of Operations.

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

Other income (expense) includes both interest income and the change in the fair value of the Public and Private Warrants at each reporting date. Interest income was approximately $471,000 and 1,392,000 respectively, for the three and six months ended June 30, 2023 and approximately $454,000 and 478,000 respectively, for the three and six months ended June 30,2022. The variation in interest income reflects market conditions occurring in connection with the Covid-19 pandemic and its aftermath. The Company is required to measure the fair value of the Public and Private Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was an other income of an aggregate of approximately $1,964,000 and an other expenses of $56,000, respectively in the three and six months ended June 30, 2023 and approximately $3,269,000 and $10,118,000, respectively in the three and months ended June 30, 2022.

There were no income tax expenses for the three months ended June 30, 2023 and 2022 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended June 30, 2023 or 2022.

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

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our Sponsor under the Note, a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at June 30, 2023 and 2022.

Mandatory Liquidation and Going Concern:

At June 30, 2023, the Company has approximately $6,000 in cash and approximately $3,097,000 in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from it Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to deadline as extended from time to time. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued the August 1, 2023 Note in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2023 Note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving the Company and one or more businesses (the “Business Combination”). On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note to the earlier of (i) the Termination Date of January 14 2024, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company. As of June 30, 2023 and December 31, 2022, the outstanding principal balance under the August 1, 2023 Note was approximately $755,000 and $785,000.

On January 3, 2023, the Company issued the January 3, 2023 Note in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of June 30, 2023, no amounts have been drawn down and there was no outstanding principal balance under the note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

On January 13, 2023, the Company issued the January 13, 2023 Note in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the January 13,2023 Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, $0.0001 par value per share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the six months ended June 30, 2023, the Company made four drawdowns under the January 13, 2023 Note in order to pay extension payments and for working capital. At each draw and at June 30, 2023, the company had an independent valuation firm value the notes. Those valuations showed that the fair value of the notes at inception (approximately $778,000) was materially less than the drawdown (approximately 675,000 less). The aggregate principal balance outstanding was then revalued to fair value at June 30, 2023 resulting in a decrease to the fair value of approximately $299,000 and is stated in the balance stated at June 30, 2023 at fair value of $580,000, approximately $874,000 less than the outstanding principal balance under the note of approximately $1,454,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our IPO and a portion of the proceeds of our concurrent sale of Private Placement Warrants are held in a Trust Account invested in cash or U.S. Government Treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and which invest only in direct U.S. Government Treasury obligations. On January 11, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account. The funds in the Trust Account will be maintained in cash in an interest-bearing demand deposit account at a bank until the earlier of our initial Business Combination and our liquidation. Interest on such deposit account is currently approximately 4.5% per annum, but such deposit account carries a variable rate, and we cannot assure you that such rate will not decrease or increase significantly.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were effective. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: August 15, 2023	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)