Form 10-Q
period 2023-09-30
Global Partner Acquisition Corp II
filed 2023-11-14
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 3,931,719 of the Company’s Class A ordinary shares, par value $0.0001 per share, and 7,500,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets -
Cash	$1,000	$101,000
Prepaid expenses	79,000	8,000
Total current assets	80,000	109,000
Cash held in the Trust Account	42,623,000	-
Investments held in Trust Account	-	304,675,000
Total assets	$42,703,000	$304,784,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$4,000	$75,000
Promissory Note – related party	755,000	785,000
Extension promissory notes – related party	1,809,000	-
Accrued liabilities	1,207,000	3,016,000
Total current liabilities	3,775,000	3,876,000
Other liabilities –
Warrant liability	112,000	467,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	14,387,000	14,843,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 3,931,719 and 30,000,000 shares, respectively (at approximately $10.84 per share at September 30, 2023 and $10.15 per share at December 31, 2022)	42,623,000	304,675,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at September 30, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 3,931,719 and 30,000,000 shares, respectively, subject to possible redemption at September 30, 2023 and December 31, 2022)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(14,308,000)	(14,735,000)
Total shareholders’ deficit	(14,307,000)	(14,734,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$42,703,000	$304,784,000

See accompanying unaudited condensed notes to financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
General and administrative expenses	297,000	1,210,000	1,689,000	1,731,000
Settlement and release of liabilities	-	-	(2,961,000)	-
Income (loss) from operations	(297,000)	(1,210,000)	1,272,000	(1,731,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	406,000	1,466,000	1,798,000	1,946,000
Write-off contingent warrants associated with shares redeemed	-	-	130,000	-
Change in fair value of warrant liability	281,000	1,868,000	225,000	11,986,000
Net income (loss)	$390,000	$2,124,000	$3,425,000	$12,201,000

Weighted average Class A ordinary shares outstanding -– basic and diluted	3,933,000	30,000,000	4,982,000	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.03	$0.06	$0.27	$0.33
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.03	$0.06	$0.27	$0.33

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Changes in Shareholders’ Deficit

(unaudited)

2023:

For the three months ended September 30, 2023:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2023, (unaudited)	7,500,000	$1,000	$-	$(13,991,000)	$(13,990,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(707,000)	(707,000)
Net income	-	-	-	390,000	390,000
Balances, September 30, 2023 (unaudited)	7,500,000	$1,000	$-	$(14,308,000)	$(14,307,000)

For the nine months ended September 30, 2023:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(2,998,000)	(2,998,000)
Net income	-	-	-	3,425,000	3,425,000
Balances, September 30, 2023 (unaudited)	7,500,000	$1,000	$-	$(14,308,000)	$(14,307,000)

2022:

For the three months ended September 30, 2022:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, June 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(15,606,000)	$(15,605,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(1,467,000)	(1,467,000)
Net income	-	-	-	2,124,000	2,124,000
Balances, September 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(14,949,000)	$(14,948,000)

For the nine months ended September 30, 2022:	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(2,021,000)	(2,021,000)
Net income	-	-	-	12,201,000	12,201,000
Balances, September 30, 2022 (unaudited)	7,500,000	$1,000	$-	$(14,949,000)	$(14,948,000)

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Condensed Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash flow from operating activities:
Net income	$3,425,000	$12,201,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in Trust Account	(1,798,000)	(1,946,000)
Change in fair value of warrant liability	(225,000)	(11,986,000)
Write-off contingent warrants associated with shares redeemed	(130,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(70,000)	114,000
Increase (decrease) in accounts payable	(71,000)	260,000
Increase (decrease) in accrued liabilities and other	(1,810,000)	362,000
Net cash used in operating activities	(679,000)	(995,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(1,200,000)	-
Cash withdrawn from Trust Account to pay redemptions	265,050,000	-
Net cash provided by investing activities	263,850,000	-

Cash flows from financing activities:
Redemption of 26,068,281 Class A common shares	(265,050,000)	-
Advances and repayment of promissory note – related party	(30,000)	400,000
Proceeds of Extension Promissory Note – related party	1,809,000	-
Net cash (used in) provided by financing activities	(263,271,000)	400,000

Net change in cash	(100,000)	(595,000)
Cash at beginning of the period	101,000	842,000
Cash at end of the period	$1,000	$247,000

See accompanying notes to unaudited condensed financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Financial Statements

September 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to September 30, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

In January 2023, the shareholders of the Company took various actions and the Company entered into various agreements resulting in a change of control of the Company, redemption of approximately 87% of its Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), an extension of the date to complete a Business Combination and certain additional financing and other matters as discussed in further detail in the Form 10-K Annual Report filed on March 31, 2023 (the “Annual Report”), and the Form 8-K filed on January 18, 2023, with the Securities and Exchange Commission (the “SEC”) as well as throughout these notes to the unaudited condensed financial statements.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Public Offering:

The Company’s sponsor is Global Partner Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The Company intends to finance a Business Combination with unredeemed proceeds from the $300,000,000 Public Offering (see Note 3 and below) and a $8,350,000 private placement (see Note 4). Upon the closing of the Public Offering and the private placement, $300,000,000 was deposited in a trust account (the “Trust Account”) at closing on January 14, 2021.

In January 2023, the following material transactions, among others, changed the control over and resources of the Company, all as further discussed in these notes to condensed financial statements, as follows:

1.	On January 11, 2023, the Company held an Extension Meeting of its shareholders in which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date required to complete a Business Combination (as described further in Business Combination below). In connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 resulting in 3,931,719 Class A ordinary shares remaining outstanding.

2.	On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal to up to $3,000,000, which amount will be loaned to the Company in accordance with the January 13, 2023 Promissory Note (as defined below), in consideration for which, the Sponsor issued to the Investor interests in certain equity securities of the Company.

3.	Pursuant to the Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC.

4.	Pursuant to the Investment Agreement, the Sponsor has agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

5.	Further, on January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

6.	The Company made settlements and received releases from several creditors in exchange for cash payments made resulting in the reduction of approximately $2,961,000 of accrued liabilities which is reflected as a credit to operating expenses in the accompanying condensed statements of operations.

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

On January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a Business Combination from January 14, 2023 to April 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. During the nine months ended on September 30, 2023 the board of directors of the Company approved (i) one-month extensions of the Termination Date in April, May, June, July and August, resulting in a new Termination Date of September 14, 2023, and (ii) draws of an aggregate of $1,200,000 pursuant to the Extension Promissory Note - related party (as defined below). Subsequent to September 30, 2023, the Company approved one-month extensions for September, October and November resulting in a new Termination Date of December 14, 2023.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Capital Market (the “Nasdaq”). If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Class A ordinary shares and Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. As a result, such Class A ordinary shares are recorded at the redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The amount in the Trust Account is initially funded at $10.00 per public Class A ordinary share ($300,000,000 held in the Trust Account divided by 30,000,000 public shares), see however Note 3 regarding shareholder redemptions in January 2023.

As further discussed below, the Company will have until the Termination Date, that was proposed to and approved by the Company’s shareholders in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founders Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A ordinary shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below) in the Public Offering.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s audited financial statements included in the Company’s Annual Report which contains the audited financial statements and notes thereto as of December 31, 2022 and for the year then ended.

Mandatory Liquidation and Going Concern:

At September 30, 2023, the Company has approximately $1,000 in cash and approximately $3,696,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete an initial Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to the Termination Date. There is no assurance for the Company that, (1) the financing from the Sponsor will be adequate and (2) plans to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Income per Ordinary Share:

Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 11,221,954 at September 30, 2023 (15,566,667 at December 31, 2022) Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

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

The following tables reflect the earnings per share after allocating income between the shares based on outstanding shares:

	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$134,000	$256,000	$1,367,000	$2,058,000
Denominator:
Basic and diluted weighted average ordinary shares:	3,933,000	7,500,000	4,982,000	7,500,000

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.27	$0.27

	Three months ended		Nine months ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$1,699,000	$425,000	$9,761,000	$2,440,000
Denominator:
Basic and diluted weighted average ordinary shares:	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.06	$0.06	$0.33	$0.33

Concentration of Credit Risk:

The Company can have significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements” (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of September 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, 3,931,719 and 30,000,000 shares, respectively, were classified outside of permanent equity at September 30, 2023 and December 31, 2022. Class A ordinary shares subject to redemption consist of the following:

	Dollars	Shares
Gross proceeds of Public Offering	$300,000,000	30,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)	-
Offering costs	(16,254,000)	-
Plus: Accretion of carrying value to redemption value	30,354,000	-
--Subtotal at inception and at December 31, 2021	300,000,000	30,000,000
Accretion of carrying value to redemption value	4,675,000	-
Class A ordinary shares subject to possible redemption at December 31, 2022	$304,675,000	30,000,000
Class A ordinary shares redeemed on January 11, 2023	(265,050,000)	(26,068,281)
Accretion of carrying value to redemption value	2,998,000	-
Balance at September 30, 2023	$42,623,000	3,931,719

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Warrant Liability:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the balance sheet through the date that the condensed financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the financial statement have been recognized or disclosed. See Note 4 regarding drawdowns on the Extension promissory notes – related party subsequent to September 30, 2023.

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company has adopted this standard for its Extension promissory notes and there is no impact to the unaudited condensed financial statements - related party as further discussed in Note 4.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial Business Combination (the “Distributable Redeemable Warrants,” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the end of the Combination Period, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above (the “Public Warrants”). If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

The shareholders of the Company approved the Extension Amendment Proposal at the extraordinary general meeting (the “Extension Meeting”) and on January 11, 2023, in connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. In addition, 4,344,714 contingent redeemable warrants will no longer be available to the former holders of the 26,068,281 Class A ordinary shares redeemed and so the carrying amount of those warrants, approximately $130,000, was removed from the warrant liabilities on the unaudited condensed balance sheet.

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

Registration Rights:

The Company’s initial shareholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration and shareholder rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have piggyback registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration and shareholder rights agreement.

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

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. During the nine months ended September 30, 2023, approximately $30,000 of this loan was repaid. As of September 30, 2023 and December 31, 2022, the outstanding principal balance under the August 1, 2023 Note was $755,000 and $785,000, respectively.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note to the earlier of (i) the Termination Date, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company.

Extension promissory notes – related party - On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of September 30, 2023, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” and together with the January 3, 2023 Note, the “Extension promissory notes – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the January 13, 2023 Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the three and nine months ended September 30, 2023, the Company made five and sixteen, respectively, drawdowns aggregating approximately $455,000 and $1,809,000, respectively, under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At September 30, 2023 and December 31, 2022, the outstanding principal balance under the note was approximately $1,809,000 and $0, respectively.

Subsequent to September 30, 2023, in October and November 2023, the Company borrowed an aggregate $450,383.33 to fund the monthly extension payments for those months and the payment that was initially not paid in September. In addition, the Company borrowed an additional approximately $25,000 subsequent to September 30, 2023 to fund working capital needs.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on Nasdaq Capital and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 and $225,000 were charged to general and administrative expenses during the three and nine months for both periods ended September 30, 2023 and 2022 for this agreement. There were amounts of approximately $200,000 and $0 included in accrued liabilities at September 30, 2023 and December 31, 2022, respectively.

Note 5 – Accounting for Warrant Liability

At September 30, 2023 and December 31, 2022, there were 11,221,954 and 15,566,667 warrants, respectively, outstanding including 5,655,286 Public Warrants and 5,566,667 Private Placement Warrants outstanding at September 30, 2023 and 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2022. 4,344,714 contingent redeemable warrants that would have been exercisable by the former holders of the 26,068,281 Class A ordinary shares redeemed in January 2023 are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the Company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$56,000	$-	$56,000	$-
Private Placement Warrants	56,000	-	56,000	-
Warrant liability at September 30, 2023	$112,000	$-	$112,000	$-

Description	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$-	$-
Private Placement Warrants	167,000	-	167,000	-
Warrant liability at December 31, 2022	$467,000	$300,000	$167,000	$-

At September 30, 2023 the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

At December 31, 2022, the Company valued its (a) Public Warrants based on the closing price at September 30, 2023 and December 31, 2022, respectively, in an active market and (b) Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period. During the three and nine months ended September 30, 2023 the Company transferred its Public Warrants from Level 1 to Level 2 based on the trading of the Public Warrants. There were no transfers during the the year ended December 31, 2022.

Note 6 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The funds in the Trust Account were held in an interest-bearing cash account at September 30, 2023. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Quoted Price in Active
Description	December 31, 2022	Markets (Level 1)
Assets:
Money Market Fund	$304,675,000	$304,675,000
Total	$304,675,000	$304,675,000

Note 7 – Shareholders’ Deficit

Ordinary Shares:

The authorized ordinary shares of the Company include 500,000,000 Class A ordinary shares and 50,000,000 Class B ordinary shares or 550,000,000 ordinary shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Except with respect to matters pertaining to directors prior to the Business Combination, holders of the Company’s Class A ordinary shares and Class B ordinary shares vote together as a single class and are entitled to one vote for each Class A ordinary shares and Class B ordinary shares.

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

At September 30, 2023 and December 31, 2022, there were 7,500,000 Class B ordinary shares issued and outstanding, and 0 and 0 Class A ordinary shares issued and outstanding (after deducting 3,931,719 and 30,000,000, respectively, Class A ordinary shares subject to possible redemption at September 30, 2023 and December 31, 2022).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 (the “Preference shares”), with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no Preference shares issued or outstanding.

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

Risks and Uncertainties:

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s unaudited condensed financial position, results of operations and/or search for a target company and/or a target company’s unaudited condensed financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including the invasion of Ukraine by Russia and the Israel-Hamas war, and economic sanctions and countermeasures on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

As indicated in the accompanying financial statements, as of September 30, 2023, we had approximately $1,000 of cash and negative working capital of approximately $3,695,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination and if we cannot complete a Business Combination by, as extended on January 11, 2023, April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the board of directors, the Termination Date) we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial Business Combination will be successful.

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

Results of Operations

For the period from November 3, 2020 (date of inception) to September 30, 2023, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provided administrative services aggregate approximately $75,000 for each of the three months ended September 30, 2023 and 2022 and $225,000 for each of the nine months ended September 30, 2023 and 2022. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $122,000 and $3,000, respectively, for the three and nine months ended September 30, 2023 and approximately $128,000 and $354,000 in the three and nine months ended September 30, 2022. Professional costs associated with the January proxy and Extension Meeting as well as work related to reviewing potential Business Combinations was approximately $100,000 and $1,083,000 in the three and nine months ended September 2023.

During the nine months ended September 30, 2023, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying Condensed Statements of Operations.

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

Other income (expense) includes both interest income and the change in the fair value of the Public Warrants and Private Placement Warrants at each reporting date. Interest income was approximately $406,000 and 1,798,000 respectively, for the three and nine months ended September 30, 2023 and approximately $1,466,000 and $1,946,000 respectively, for the three and nine months ended September 30,2022. The variation in interest income reflects market conditions occurring in connection with the Covid-19 pandemic and its aftermath. The Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was an other income item of an aggregate of approximately $281,000 and $225,000, respectively in the three and nine months ended September 30, 2023 and approximately $1,868,000 and $11,986,000, respectively in the three and months ended September 30, 2022.

There were no income tax expenses for the three months ended September 30, 2023 and 2022 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended September 30, 2023 or 2022.

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

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our Sponsor under the Note, a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at September 30, 2023 and 2022.

Mandatory Liquidation and Going Concern:

At September 30, 2023, the Company has approximately $1,000 in cash and approximately $3,095,000 in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete a Business Combination within the Combination Period, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from it Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to deadline as extended from time to time. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued the August 1, 2023 Note in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2023 Note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the consummation of an initial Business Combination. On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note to the earlier of (i) the Termination Date of January 14 2024, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company. As of September 30, 2023 and December 31, 2022, the outstanding principal balance under the August 1, 2023 Note was approximately $755,000 and $785,000.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of September 30, 2023, no amount has been drawn down and there is no outstanding principal balance under the January 3, 2023 Note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” and together with the January 3, 2023 Note, the “Extension promissory notes – related party”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, all or a portion of the unpaid principal amount of the January 13, 2023 Note may be converted into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the three and nine months ended September 30, 2023, the Company made five and sixteen, respectively, drawdowns aggregating approximately $455,000 and $1,809,000, respectively, under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At September 30, 2023 and December 31, 2022, the outstanding principal balance under the note was approximately $1,809,000 and $0, respectively.

Subsequent to September 30, 2023, in October and November 2023, the Company borrowed an aggregate $450,383.33 to fund the monthly extension payments for those months and the payment that was initially not paid in September. In addition, the Company borrowed an additional approximately $25,000 subsequent to September 30, 2023 to fund working capital needs.

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

The Company has, as extended on January 11, 2023, until April 14, 2023 (or, if up to nine additional monthly extensions thereafter are approved by the board of directors, the Termination Date) to complete an initial Business Combination. If the Company does not complete an initial Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes, but less up to $100,000 of such interest to pay dissolution expenses and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their Founder Shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an initial Business Combination within the required time period.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

Management assessed the effectiveness of our internal control over financial reporting on September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were effective. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report as well as those risk factors previously disclosed in our Annual Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, subsequent sanctions against related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, the invasion of Ukraine by Russia in February 2022 and the Israel-Hamas war. In response to the invasion of Ukraine by Russia, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and Israel during the ongoing military conflicts, increasing geopolitical tensions. The invasion of Ukraine by Russia, the Israel-Hamas war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine and Israel is highly unpredictable, the conflicts could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, these and any other military actions and any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas war, and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, the Israel-Hamas war, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Quarterly Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

GLOBAL PARTNER ACQUISITION CORP II

Dated: November 14, 2023	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)