Form 10-K
period 2023-12-31
Global Partner Acquisition Corp II
filed 2024-03-19
CIK 1831979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price of the units on June 30, 2023, as reported on the Nasdaq Capital Market, was approximately $41,656,563.

As of March 19, 2024, there were 1,794,585 Class A ordinary shares, $0.0001 par value, and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K (the “Annual Report”), references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A ordinary shares” and “Public Shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“combined team” are to our management and sponsor team, collectively;

●	“detachable redeemable warrants” are to the redeemable warrants included as part of the units, with one-sixth of one detachable redeemable warrant included in each unit;

●	“directors” are to our current directors;

●	“distributable redeemable warrants” are to the redeemable warrants which our public shareholders have the contingent right to receive, in certain circumstances described in this report, following the initial business combination redemption time, with one-sixth of one detachable redeemable warrant receivable per each public share not redeemed in connection with our initial business combination;

●	“distribution time” are to the time at which the distributable redeemable warrants will be distributed, which will occur immediately after the initial business combination redemption time and immediately prior to the closing of our initial business combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”). Founder shares are subject to vesting and transfer restrictions;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GPAC” is to Global Partner Acquisition Corp II, a Cayman Islands exempted company;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial business combination redemption time” are to the time of exercise of our public shareholders’ rights to redeem public shares in connection with our initial business combination;

●	“IPO” or “initial public offering” are to our initial public offering, which we completed on January 14, 2021;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“ordinary shares” are to our Class A ordinary shares and Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement, or issued upon conversion of working capital loans, if any;

●	“public shares” are to our Class A ordinary shares sold as part of our units;

●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor or members of our management team purchase public shares, provided that our sponsor and each member of our management team will be a “public shareholder” only with respect to such public shares;

●	“redeemable warrants” are to our detachable redeemable warrants and our distributable redeemable warrants;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on December 21, 2020 (File No. 333-251558), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to one or more special purpose acquisition companies, including, when required by the context, the Company;

●	“Sponsor” or “initial shareholder” are to Global Partner Sponsor II LLC, a Delaware limited liability company, the managers of which are Chandra R. Patel, Richard C. Davis and Jarett Goldman;

●	“sponsor team” are to certain members of our sponsor who will be acting as our advisors;

●	“Stardust Power” are to Stardust Power, Inc., a Delaware corporation, the proposed target of the Business Combination Agreement, dated as of November 21, 2023;

●	“Trust Account” are to the trust account in which the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“Termination Date” are to the date by which we are required to consummate a business combination pursuant to our amended and restated memorandum and articles of association;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-sixth of one public warrant; and

●	“we,” “us,” “our,” the “Company,” or “our Company” are to Global Partner Acquisition Corp II, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future and our announced proposed business combination with Stardust Power, our ability to consummate the business combination, the benefits of the transaction, the post-combination company’s future financial performance following the business combination and the post-combination company’s strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our proposed business combination with Stardust Power;

●	the risk that the proposed business combination may not be completed by the Termination Date;

●	the effect of the announcement or pendency of the proposed business combination on Stardust Power’s business relationships, performance, and business generally;

●	risks that the proposed business combination disrupts current plans of Stardust Power and potential difficulties in Stardust Power’s employee retention as a result of the proposed business combination;

●	the outcome of any legal proceedings that may be instituted against us related to the agreement and the proposed business combination;

●	the ability to maintain the listing of our securities on Nasdaq;

●	the price of our securities, including volatility resulting from changes in the competitive and highly regulated industries in which Stardust Power plans to operate, variations in performance across competitors, changes in laws and regulations affecting Stardust Power’s business and changes in the combined capital structure;

●	the ability to implement business plans, forecasts, and other expectations after the completion of the proposed business combination, and identify and realize additional opportunities;

●	our expectations around the performance of Stardust Power;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our public shareholders to redeem their shares for cash prior to our initial business combination;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds from our IPO not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

v

PART I

Item 1. Business

BUSINESS

Overview

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting an initial business combination.

We are currently moving towards an initial business combination with Stardust Power, with whom we signed a business combination agreement on November 21, 2023. We intend to capitalize on the ability of our combined team to add value to Stardust Power following the initial business combination. We believe that the characteristics and capabilities of our combined team make us an attractive partner to Stardust Power and enhance our ability to complete a successful business combination and bring value to Stardust Power post-business combination.

The Company brings together two elements that we believe create a competitive advantage which differentiates us from other acquisition vehicles in the market, and significantly improve our chances of completing a successful business combination.

1.	Our proven executive team, led by our Chairman and CEO Chandra R. Patel; and

2.	Our less dilutive and more aligned APEX ™ SPAC structure.

We believe the combined team possesses an ideal mix of core characteristics for a special purpose acquisition corporation. This combined team includes what we view to be successful dealmakers or operators, with experience across multiple deal types, including complicated special situations and as senior operators across a variety of businesses and industries. This combined team has demonstrable experience and valuable contracts across a wide range of industries and business lines, which we believe will allow us to source deals that other investors could not. The combined team also has what we believe is a longstanding track record of value creation, both as investors and for investors, across the gamut of private equity or direct public and private company investing. Our network and current affiliations across the team will allow us to lean heavily on an existing infrastructure of resources that are and will continue to assist us in due diligence, underwriting and structuring an acquisition.

With respect to the foregoing examples, past performance by our management team or sponsor team is not a guarantee either (i) of success with respect to our consummation of the business combination with Stardust Power or (ii) that we will be able to locate a suitable candidate for our initial business combination. Furthermore, in considering any past performance information contained herein, you should bear in mind that actual returns depend on, among other factors, future operating results, the value of the investments and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from the assumptions on which the overall performance of any prior investments are based.

On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor, and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor will contribute to the Sponsor an aggregate amount in cash equal up to $3,000,000, which amount will be loaned to the Company in accordance with the January 13, 2023 Promissory Note (as defined below), in consideration for which, the Sponsor shall issue to the Investor interests in certain equity securities of the Company. In connection with the closing of the transactions contemplated by the Investment Agreement, the Sponsor has transferred control of the Sponsor to affiliates of Antarctica Capital Partners, LLC, and new officers were appointed to the Company.

On January 11, 2023, the Company held an extraordinary general meeting of its shareholders (the “2023 Extension Meeting”) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association (the “2023 Articles Amendment”) to extend the date by which the Company has to consummate a business combination from January 14, 2023 (the “2023 Original Termination Date”) to April 14, 2023 (the “2023 Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to nine times by an additional one month each time after the 2023 Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable date in which the Company has to consummate a business combination, until January 14, 2024, or a total of up to twelve months after the 2023 Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “2023 Extension Amendment Proposal”); to amend, by way of ordinary resolution, the Letter Agreement, dated January 11, 2021, by and among GPAC, its officers, its directors and the Sponsor (the “Letter Agreement”), to allow the Sponsor to transfer its holdings in GPAC, directly or indirectly, to affiliate(s) of Antarctica Capital Partners, LLC prior to the expiration of the applicable lock-up (the “2023 Insider Letter Amendment Proposal”); and if necessary, to adjourn, by way of ordinary resolution, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2023 Extension Meeting, there are insufficient ordinary shares in the capital of GPAC represented (either in person or by proxy) to approve the 2023 Extension Amendment Proposal or the 2023 Insider Letter Amendment Proposal. The shareholders of the Company approved the 2023 Extension Amendment Proposal and the 2023 Insider Letter Amendment Proposal at the 2023 Extension Meeting and on January 13, 2023, the Company filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

On January 9, 2024, the Company held an extraordinary general meeting of its shareholders (the “2024 Extension Meeting”) to amend (the “2024 Articles Amendment”), by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from January 14, 2024 to July 14, 2024 for a total of an additional six months after January 14, 2024, unless the closing of a business combination shall have occurred prior thereto (collectively, the “2024 Extension Amendment Proposal”); to eliminate, by way of special resolution, from the amended and restated memorandum and articles of association the limitation that GPAC may not redeem Class A ordinary shares, to the extent that such redemption would result in GPAC having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “2024 Redemption Limitation Amendment Proposal”); to provide, by way of special resolution, that Public Shares may be issued to the Sponsor by way of conversion of Class B ordinary shares, into Public Shares, despite the restriction on issuance of additional Public Shares (the “2024 Founder Conversion Amendment Proposal” and together with the 2024 Extension Amendment Proposal and 2024 Redemption Limitation Amendment Proposal, the “2024 Proposals”); and, if required, an adjournment proposal to adjourn, by way of ordinary resolution, the 2024 Extension Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2024 Extension Meeting, there are insufficient ordinary shares at the 2024 Extension Meeting to approve the 2024 Proposals, or (ii) where the board of directors of the Company has determined it is otherwise necessary. The shareholders of the Company approved the 2024 Proposals at the 2024 Extension Meeting and on January 11, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with GPAC’s 2024 Extension Meeting to approve the 2024 Extension Amendment Proposal, the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,503,254 Class A ordinary shares of the Company in connection with the 2024 Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 127,777 shares of the Company and simultaneous forfeiture of 127,777 shares of the Company in connection with the Company’s completion of its initial business combination.

On January 17, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on January 25, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO Registration Statement (the “Suspension”).

On January 23, 2024, the Company timely submitted a hearing request to appeal Nasdaq’s determination to the Panel to request sufficient time to complete a business combination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series (the “Hearing Request”). The Hearing Request will stay the Suspension and the filing of the Form 25-NSE pending the Panel’s decision. The Panel’s hearing for the Company is scheduled to be held on April 2, 2024.

Business Combination Agreement

On November 21, 2023, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), with Strike Merger Sub I, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (the “First Merger Sub”), Strike Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“Second Merger Sub”), and Stardust Power. The Business Combination Agreement and the transactions contemplated thereby to occur at or immediately prior to the Closing (“Transactions”) were approved by the boards of directors of each of the Company and Stardust Power.

The Domestication

Pursuant to the Business Combination Agreement, prior to the consummation of the Mergers (as defined below) contemplated by the Business Combination Agreement (the “Closing”), and subject to the Supermajority Acquiror Shareholder Approval (as defined therein), the Company will domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.

Prior to the Domestication, each Class B ordinary share outstanding shall be converted into one (1) Class A ordinary share, in accordance with the amended and restated memorandum and articles of association of the Company, other than as set forth in the Sponsor Letter Agreement (the “Class B ordinary share conversion”). In connection with the Domestication, (i) each Class A ordinary share outstanding immediately prior to the effective time of the Domestication and following the Class B ordinary share conversion shall be converted into one share of common stock, par value $0.0001 per share of GPAC (the “GPAC Common Stock”) and (ii) each then-issued and outstanding whole warrant exercisable for one Class A ordinary share will be converted into a warrant exercisable for one share of GPAC Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of January 11, 2021, by and between GPAC and Continental Stock Transfer & Trust Company, as warrant agent (as amended or amended and restated from time to time). In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of GPAC that has not been previously separated into the underlying Class A ordinary shares and the underlying GPAC warrants will be canceled and will entitle the holder thereof to one share of GPAC Common Stock and one-sixth of one GPAC warrant.

The Business Combination

The Business Combination Agreement provides for, among other things, the following Transactions: (i) the Domestication, (ii) following the Domestication, First Merger Sub will merge with and into Stardust Power, with Stardust Power as the surviving company in the merger (the “First Merger”) and, (iii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, Stardust Power will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Second Merger Sub, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly-owned subsidiary of the Company. At Closing, the Company will change its name to “Stardust Power Inc.” and will continue trading on the Nasdaq Capital Market under the new symbols “SDST” and “SDSTW,” respectively, following Closing. At Closing, in connection with the Transactions, the Company and certain holders of Stardust Power Common Stock (as defined below) (the “Stardust Power Stockholders”) will enter into a Shareholder Agreement (as defined in the Business Combination Agreement), a Registration Rights Agreement (as defined in the Business Combination Agreement) and a Lock-Up Agreement (as defined in the Business Combination Agreement), each in form and in substance to be agreed, to be effective upon the Closing. The Domestication, the Mergers and the other Transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.”

The Business Combination is expected to close in the first half of 2024, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, each share of common stock of Stardust Power, par value $0.0001 per share (“Stardust Power Common Stock”) (including Stardust Power Common Stock issued in connection with the Stardust Power SAFE Conversion (as defined in the Business Combination Agreement)), issued and outstanding immediately prior to the First Effective Time (as defined in the Business Combination Agreement) other than any Cancelled Shares (as defined in the Business Combination Agreement) and Dissenting Shares (as defined in the Business Combination Agreement) shall be converted into the right to receive the applicable Per Share Consideration (as defined in the Business Combination Agreement). The total consideration to be paid at Closing to the selling parties in connection with the Business Combination Agreement will be based on an enterprise value of $450,000,000 (excluding a $50 million earnout, based upon an assumed price of $10 per share, payable upon achievement of certain milestones), subject to certain adjustments as set forth in the Business Combination Agreement, including with respect to certain transaction expenses and the cash and debt of Stardust Power. Additionally, in the event, prior to the eighth (8th) anniversary of the Closing, the volume-weighted average price of GPAC Common Stock exceeds certain price thresholds for sustained periods of time or there is a change of control, (i) certain shares of GPAC Common Stock retained by Sponsor that were previously subject to forfeiture will vest, and (ii) GPAC will issue five million shares of GPAC Common Stock as additional merger consideration. Following the execution and delivery of the Business Combination Agreement, and subject to the approval of the shareholders of the Company, the Company will adopt a customary incentive equity plan that will provide that the GPAC Common Stock reserved for issuance thereunder will be set at an amount equal to 10.00% of GPAC Common Stock outstanding immediately after Closing.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each outstanding Company Option (as defined in the Business Combination Agreement), whether vested or unvested, shall automatically convert into an option to purchase a number of shares of GPAC Common Stock equal to the number of shares of GPAC Common Stock subject to such Company Option immediately prior to the First Effective Time multiplied by the Per Share Consideration at an exercise price per share equal to the exercise price per share of Stardust Power Common Stock divided by the Per Share Consideration, subject to certain adjustments and (ii) each share of Company Restricted Stock outstanding immediately prior to the First Effective Time shall convert into a number of shares of GPAC Common Stock equal to the number of shares of Stardust Power Common Stock subject to such Company Restricted Stock multiplied by the Per Share Consideration. Except as provided in the Business Combination, the terms and conditions (including vesting and exercisability terms, as applicable) shall continue as were applicable to the corresponding former Company Option and Company Restricted Stock, as applicable, immediately prior to the First Effective Time.

Governance

GPAC has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the GPAC board of directors shall consist of seven directors, which will be divided into three classes, which directors shall include: two directors designated by Stardust Power, one director designated by Sponsor and four directors designated by Stardust Power whom shall meet the standards of independence for companies subject to the rules and regulations of Nasdaq Stock Market. Additionally, the current Stardust Power management team will move to GPAC in their current roles and titles.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of GPAC and Stardust Power. In addition, GPAC has agreed to adopt an equity incentive plan, as described in the Business Combination Agreement. Stardust Power has agreed to use its commercially reasonable efforts to sell Stardust Power Common Stock in a private placement on terms mutually agreed to by GPAC and Stardust Power. GPAC may enter into subscription agreements for securities of GPAC following the date of the Business Combination Agreement, in an amount not to exceed $150,000,000 in the aggregate.

GPAC and Stardust Power have agreed to enter into certain agreements to be effective upon Closing to (i) provide registration rights to certain Stardust Power Stockholders, (ii) restrict the sale or transfer of shares of GPAC Common Stock held by Sponsor and certain Stardust Power Stockholders for 180 days following Closing, subject to certain exceptions and (iii) to provide certain rights to Sponsor with respect to the Sponsor’s designation of a director to the GPAC board following Closing.

Conditions to Each Party’s Obligations

The obligation of GPAC and Stardust Power to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) no governmental authority having enacted any law that makes the Transaction or any part thereof illegal or otherwise prohibited, (iii) the registration statement on Form S-4 becoming effective, (iv) the approval of GPAC’s shareholders being obtained and (v) the approval of Stardust Power’s stockholders being obtained.

In addition, the obligation of GPAC to consummate the Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the representations and warranties of Stardust Power being true and correct to the standards applicable to such representations and warranties and each of the covenants of Stardust Power having been performed or complied with in all material respects, (ii) each of the pre-Closing or at-Closing covenants of Stardust Power shall have been performed or complied with in all material respects, (iii) Stardust Power entering into certain amendments to the outstanding Simple Agreements for Future Equity Agreements, (iv) Stardust Power’s delivering the certificate signed by an authorized officer of Stardust Power, certifying that, to the knowledge and belief of such officer, the necessary representations, warranties, and covenants have been fulfilled (an “Officer’s Certificate”) to GPAC, (v) the non-occurrence of a Material Adverse Effect (as defined in the Business Combination Agreement) and (vi) Stardust Power’s delivery to GPAC of the executed counterparts of all of the Ancillary Agreements (as defined in the Business Combination Agreement) to which Stardust Power is a party.

The obligation of Stardust Power to consummate the Business Combination is also subject to the fulfillment of other closing conditions, including, but not limited to, (i) the representations and warranties of GPAC, First Merger Sub and Second Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of GPAC having been performed or complied with in all material respects, (ii) each of the pre-Closing or at-Closing covenants of GPAC shall have been performed or complied with in all material respects, (iii) GPAC’s delivering of an Officer’s Certificate to Stardust Power, (iv) the approval by Nasdaq of GPAC’s listing application in connection with the Business Combination, (v) the non-occurrence of a Material Adverse Effect and (vi) GPAC’s delivery to Stardust Power of the executed counterparts of all of the Ancillary Agreements to which GPAC is a party.

Termination

The Business Combination Agreement may be terminated at any time at or prior to Closing: (i) by mutual written consent of GPAC and Stardust Power; (ii) by written notice from GPAC to Stardust Power if the representations and warranties of Stardust Power are not true and correct or if Stardust Power fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods so long as the breaching party is using its commercially reasonable efforts to cure such breach within such period (the “cure period”); (iii) by written notice from Stardust Power to GPAC if the representations and warranties of GPAC are not true and correct or if GPAC fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within the cure period; (iv) by either GPAC or Stardust Power if the Business Combination is not consummated by July 14, 2024 (as may be extended under certain conditions), provided that the terminating party’s failure to fulfill any obligation under the Business Combination Agreement was not the primary cause of, or primarily resulted in, the failure of Closing to occur or if the terminating party is in breach of the Business Combination Agreement, which breach could give rise to a right of the other party to terminate the Business Combination Agreement; (v) by either GPAC or Stardust Power if the consummation of the Mergers is permanently enjoined or prohibited by the terms of a final, non-appealable government order or other law; (vi) by written notice from either GPAC or Stardust Power if the GPAC shareholder approval is not obtained at the special meeting of GPAC (subject to any adjournment or recess of the meeting); (vii) by written notice from GPAC to Stardust Power if certain Stardust Power stockholder approval has not been obtained within two business days following the date that the registration statement on Form S-4 is declared effective; and (viii) by Stardust Power if GPAC is delisted from the Nasdaq Capital Market without having been listed on another national securities exchange.

The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. GPAC does not believe that these schedules contain information that is material to an investment decision.

Company Support Agreements

Contemporaneously with the execution of the Business Combination Agreement, certain Stardust Power Stockholders entered into a Company Support Agreement (collectively, the “Company Support Agreements”) with GPAC and Stardust Power, pursuant to which such stockholders have agreed to, among other things, (i) support and vote in favor of (a) the consummation of the Business Combination and other related Transactions, including the Mergers, and (b) any other circumstances upon which a consent or other approval with respect to the Business Combination Agreement, the Transactions, the Mergers or the other transactions contemplated by the Business Combination Agreement is sought, (ii) if any Stardust Power stockholder fails to perform the obligations set forth in such stockholder’s Company Support Agreement, irrevocably appoint Stardust Power or any individual designated by Stardust Power as such stockholder’s attorney-in-fact and proxy, with full power of substitution and re-substitution in favor of Stardust Power, to (a) take all such actions and execute and deliver all such documents, instruments or agreements as are necessary to consummate the Transactions, to attend on behalf of such stockholder, at any meeting of the Stardust Power stockholders with respect to the Business Combination and the Transaction, including the Mergers, and (b) vote (or cause to be voted) the subject Stardust Power Common Stock or consent (or withhold consent) with respect to any of the matters described in such stockholder’s Company Support Agreement in connection with any meeting of the Stardust Power Stockholders or any action by written consent by the Stardust Power Stockholders (including approval of the Business Combination Agreement, the Mergers and, if required by Law (as defined in the Business Combination Agreement), the Transactions) and (iii) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on the transfer of Stardust Power Common Stock, subject to certain exceptions.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor and, for certain limited purposes set forth therein, the executive officers and directors of GPAC (the “GPAC Insiders”) entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with GPAC and Stardust Power, pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of the approval of the Business Combination Agreement and the Transactions contemplated therein to occur at or prior to Closing, including the Class B ordinary share conversion, which shall be deemed to be conversions at the option of the holders of such Class B ordinary shares, (ii) be bound by certain transfer restrictions with respect to its Class B ordinary shares (as converted into Class A ordinary shares) prior to Closing, (iii) terminate certain lock-up provisions of that certain Letter Agreement, dated as of January 11, 2021, as amended by that certain Letter Agreement Amendment, dated as of January 13, 2023, by and among Sponsor, GPAC, and the GPAC Insiders, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement, (iv) be bound by certain lock-up provisions during the post-Closing lock-up period described in the Sponsor Letter Agreement with respect to its Class B ordinary shares (as converted into Class A ordinary shares and then converted into GPAC Common Stock), (v) fully vest 3,000,000 of its Class B ordinary shares prior to the Domestication (and convert into Class A ordinary shares and then convert into GPAC Common Stock) (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like (collectively, the “Adjustments”)), (vi) subject 1,000,000 of its Class B ordinary shares (as converted into Class A ordinary shares and then converted into GPAC Common Stock, and as adjusted for any Adjustments) to vesting (or forfeiture) on the basis of achieving (or failing to achieve) certain trading price thresholds following Closing, (vii) forfeit 3,500,000 of its Class B ordinary shares for no consideration, and (viii) waive certain anti-dilution protections with respect to the conversion ratio set forth in the amended and restated memorandum and articles of association of GPAC, or similar protection with respect to the GPAC Common Stock, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement. Additionally, GPAC and the GPAC Insiders have agreed they will not enter into any tender or voting agreement, or any similar agreement, arrangement or understanding with the GPAC Common Stock (as converted in the Class B ordinary share conversion and Domestication) that is inconsistent with the Sponsor Letter Agreement.

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

We believe the combined team possesses the core characteristics of an ideal team for a special purpose acquisition corporation. This combined team is a mix of what we view to be successful dealmakers or operators, with experience across multiple deal types, including complicated special situations and as senior operators across a variety of businesses and industries. This combined team has built a meaningful proprietary deal-sourcing network that should allow us to source deals that other investors could not. Through these endeavors, this combined team has what we believe is a long-standing track record of value creation, both as investors and for investors, across the gamut of public and private company investing. Our network and current affiliations across the team will allow us to lean heavily on an existing infrastructure of resources that will assist in due diligence, underwriting and ultimately structuring an acquisition. We also intend to leverage our network of third-party advisors as needed.

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

Execute: We have extensive deal execution experience and capabilities. Our CEO, Mr. Patel, has extensive experience as the managing partner of Antarctica Capital, an international private equity firm headquartered in New York. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. Mr. Patel’s execution experience is complemented by President of the Board, Richard C. Davis, and the Company’s Chief Financial Officer, Jarett Goldman, among others. Mr. Davis is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Goldman is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Collectively, our leadership team will draw upon several decades of execution experience across a broad range of industries and markets.

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

With respect to the foregoing examples, past performance by our management team or sponsor team is not a guarantee of success with respect to the consummation of an initial business combination with Stardust Power or that we will be able to locate another suitable candidate for our initial business combination if our initial business combination with Stardust Power is not successful. Furthermore, in considering any past performance information contained herein, you should bear in mind that actual returns depend on, among other factors, future operating results, the value of the investments and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from the assumptions on which the overall performance of any prior investments are based.

Acquisition Criteria

We target business combination opportunities that align with our strategic insights, focus, capabilities and network. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe were and continue to be important in our evaluation of Stardust Power, and evaluating any potential future prospective target businesses. While we will use these criteria and guidelines in evaluating acquisition opportunities, we may decide to enter into our initial business combination with Stardust Power or another potential target business that does not meet these criteria and guidelines.

We seek to acquire companies exhibiting one or more of the characteristics below:

●	Value-Added Capital for Growth and/or Consolidation Opportunities: Our combined team has significant and successful experience in investing in and working with companies that are achieving rapid and profitable growth through (a) organic growth initiatives; and/or (b) strategic consolidation opportunities. We will target companies whose owners may not have the requisite capital or experience to take advantage of compelling corporate development opportunities. Our combined team also has experience expanding companies’ markets and operations outside of the United States, and we believe our cross-border capabilities could be attractive to many potential middle market business combination targets.

●	Operational Improvements: Our combined team has significant and successful experience in investing in and working with companies where there is an opportunity to effect meaningful operational improvements. Members of our management team and sponsor team have worked with those types of companies as investors, board members, consultants and senior management. We intend to tailor our approach to working with the target company’s management team and owners to fit the unique challenges and opportunities they face. Our combined team has the versatility and flexibility to allow us to provide strategic guidance as board members and consultants or members take on direct senior leadership roles to drive operational improvements at the target company.

●	“Partnership” Sale: We may seek to acquire one or more companies with a current owner, whether founder-owned, family-owned or institutionally owned (private equity or venture capital), who would like to retain a meaningful stake in the company to preserve and enhance potential upside. As a provider of public vehicle, we are well positioned to provide liquidity and a long-term capital solution, and expect that potential merger targets and partners would view having our combined team as significant, supportive shareholders with a successful SPAC track record as a positive factor. We also could be an attractive financial and operating partner for a private equity firm that sees compelling acquisition opportunities but may be already fully invested.

●	A SPAC Business Combination as an Advantageous Liquidity Alternative: At times, the IPO market is uncertain or closed, so an acquisition by us could be a better means of going public for a target. Further, a target company’s owners and/or management might not have experience going public or as a public company and could view our management team and sponsor experience with a successful SPAC track record as an important value-added factor. Additionally, certain businesses may not be an ideal candidate for a mergers and acquisitions auction process, so a negotiated acquisition by us could offer a better means of providing liquidity for the target business’s current owners.

These criteria are not intended to be exhaustive. We may or may not consummate our business combination with a company that exhibits all or any of the qualities above. Any evaluation relating to the merits of our intended initial business combination with Stardust Power may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsors and management team may deem relevant. In the event that we decide to enter into a business combination with Stardust Power that does not meet the above criteria and guidelines, we will disclose that Stardust Power does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

If our initial business combination with Stardust Power is unsuccessful, we are not prohibited from pursuing an initial business combination with another company that is affiliated with members of our management team or their affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our management team or their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent accounting firm or an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our Company from a financial point of view.

On January 11, 2023, we held the 2023 Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.

On January 9, 2024, we held the 2024 Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to further extend the date required to complete an initial business combination. In connection with that vote, the holders of 2,137,134 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share for an aggregate redemption amount of approximately $23,767,574, resulting in 1,794,585 Class A ordinary shares remaining outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $19,958,005.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. We refer to this as the “80% of fair market value test.” If our securities are no longer listed on Nasdaq, we will not be obligated to satisfy the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of any target or targets, will be determined by our board of directors, based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents we use in connection with any proposed initial business combination will provide public shareholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board is not able to determine the fair market value of the target business independently, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will be unable to make an independent determination of the fair market value of a target business, it may be unable to do so if: (1) our board is less familiar or inexperienced with the target company’s business, (2) there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or (3) if the anticipated transaction involves a complex financial analysis or other specialized skills, and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Acquisition Process

In evaluating Stardust Power, we have been conducting a due diligence review to seek to determine Stardust Power’s quality and its intrinsic value. That due diligence review has included, among other things, financial statement analysis, detailed document reviews, multiple meetings with management, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we obtained as part of our analysis of Stardust Power.

Stardust Power is not affiliated with our sponsor, officers or directors. For this reason, we will not need to obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. However, we have provided a fairness opinion from Enclave Capital LLC, noting that the Business Combination, including the consideration to be paid by GPAC to the holders of Class A ordinary shares pursuant to the Business Combination Agreement, is fair to the holders of Class A ordinary shares from a financial point of view.

Members of our management team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether Stardust Power or any other potential target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as management team, may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and management team members was included by Stardust Power or any other target business as a condition to any agreement with respect to such business combination.

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

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are consummating an initial business combination with Stardust Power or another target business. Any such companies may present additional conflicts of interest, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination with Stardust Power. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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

Status as a Public Company

We believe our structure make us an attractive business combination partner to Stardust Power and other target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process often takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, if our initial business combination with Stardust Power is not successful and we begin looking for another target business, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

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

Financial Position

After the initial public offering, we had funds available for a business combination in the amount of approximately $289,500,000 after payment of $10,500,000 of deferred underwriting commissions. On January 11, 2023, we held the 2023 Extension Meeting to, in part, approve the 2023 Extension Amendment Proposal. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891. On January 9, 2024, we held the 2024 Extension Meeting to, in part, approve the 2024 Extension Amendment Proposal. In connection with that vote, the holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share for an aggregate redemption amount of approximately $23,767,574, resulting in 1,794,585 Class A ordinary shares remaining outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $19,958,005. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We intend to complete our initial business combination with Stardust Power, a new corporation that was formed in March 2023, which may be financially unstable as it is in its early stages of development and growth, which could subject us to the numerous risks inherent in early stage companies and businesses.

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

Sources of Target Businesses

If we need or choose to find another target business, target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Although we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, we may pay any of our existing directors who are not also officers, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, to the extent such payment is in compliance with all laws and is consistent with independent director requirements. Such payment may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating Stardust Power, we conducted a due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, and a review of financial and other information about Stardust Power and its industry. We utilized our management team’s operational and capital planning experience.

The time required to select and evaluate Stardust Power and to structure and complete our initial business combination, and the costs associated with this process, are still ongoing. Any costs incurred with respect to the evaluation of and negotiation with Stardust Power that does not ultimately result in the consummation of the initial business combination will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinized the management of Stardust Power when evaluating the desirability of effecting our initial business combination with their business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in Stardust Power cannot presently be stated with full certainty. While one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of Stardust Power’s business and battery-grade lithium products.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of Stardust Power. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively having a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

●	The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with Stardust Power, or another target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $43,704,000. Following the 2024 Extension Meeting where 2,137,134 public shareholders properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331, the amount in the Trust Account was approximately $19,958,005. As of the date of this filing, the amount in the Trust account is approximately $20,161,262. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Termination Date, as approved by our shareholders as an amendment to our amended and restated memorandum and articles of association (an “Extension Period”) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

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

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than 4,500,000 Class A ordinary shares, or an aggregate of 15% of the shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We currently do not have a minimum cash requirement in the Business Combination Agreement we currently have with Stardust Power to consummate an initial business combination.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System (the “DWAC System”), at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our proposed business combination with Stardust Power is not completed, we may continue to try to complete a business combination with a different target until the Termination Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the Termination Date to consummate an initial business combination. If we have not consummated an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless, and no distributable redeemable warrants will have been issued if we fail to consummate an initial business combination by the Termination Date. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by the Termination Date (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

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

Although we will seek to have all vendors, service providers, Stardust Power, and any prospective target businesses if our initial proposed business combination is unsuccessful, and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. UBS Securities LLC and RBC Capital Markets, LLC will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), Stardust Power or another potential target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors, Stardust Power and any other potential target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, Stardust Power or any other potential target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We had access to approximately $22,000 as of December 31, 2023 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. However, any such liability would not be greater than the amount of funds from our trust account received by any such shareholder.

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

Competition

If our initial business combination with Stardust Power is unsuccessful and we need to search for another target business, we may encounter intense competition from other entities, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses, in identifying, evaluating and selecting a target business for our initial business combination, as they are all seeking strategic acquisitions. In particular, since our incorporation a great number of blank check companies have been formed, have completed their initial public offerings and have begun searching for acquisition targets, and many or most of these blank check companies are potential competitors of ours in regard to prospective acquisition targets. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the business combination process we are in. We are also being provided the services of one or more investment professionals, pursuant to the Services Agreement (as defined below). We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We will provide shareholders with audited financial statements of Stardust Power as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. Stardust Power is currently meeting these financial statement requirements. If our initial business combination with Stardust Power is unsuccessful and we need to search for another target business, these financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023, as required by the Sarbanes-Oxley Act. Unless we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Stardust Power is currently in compliance with the provisions of the Sarbanes-Oxley Act. However, if our initial business combination with Stardust Power is unsuccessful and we need to search for another target business, another target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We were incorporated in November 2020 and we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	If our initial business combination with Stardust Power is unsuccessful and we need to search for another target business, the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination by the Termination Date may give Stardust Power leverage over us in negotiating a business combination and limits the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our success to consummate a business combination with Stardust Power may be materially adversely affected by the status of debt and equity markets.

●	The default or failure of one or more of the U.S. and multi-national financial institutions that we rely on for banking services may adversely affect our business and financial condition.

●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to enter into transactions in our securities and subject us and them to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will be issued.

●	If the net proceeds of our IPO and the concurrent sale of private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and complete our initial business combination.

●	Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

●	Conflicts between Russia and Ukraine and Israel and Hamas may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

●	Since the Sponsor, as well as GPAC’s officers and directors, have interests that are different, or in addition to (and which may conflict with), the interests of the public shareholders, a conflict of interest may have existed in determining whether the Business Combination with Stardust Power is appropriate as our initial business combination. Such interests include that the Sponsor will lose its entire investment in us if the business combination is not completed.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the proposed business combination with Stardust Power, see the “Risk Factors” section of the registration statement on Form S-4 that was filed with the SEC by GPAC on January 12, 2024.

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

Our sponsor owned, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. On January 11, 2023, we held the 2023 Extension Meeting to, in part, approve the 2023 Extension Amendment Proposal. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On January 9, 2024, The Company held the 2024 Extension Meeting to, in part, approve the 2024 Extension Amendment Proposal. In connection with that vote, the holders of 2,137,134 Class A ordinary shares of the Company exercised their right to redeem their shares. Accordingly, our initial shareholders currently own, on an as-converted basis, approximately 80.69% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial purchaser’s founder shares, we would need none of our currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

If we do not end up consummating a business combination with Stardust Power and need to look for another target company, the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We currently have no minimum cash requirement with Stardust Power in anticipation for consummating our initial business combination. However, if that was to be unsuccessful, we may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

When we entered into our Business Combination Agreement with Stardust Power, we did not know how many shareholders may exercise their redemption rights, and therefore had to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, which is currently not the case with the Business Combination Agreement with Stardust Power, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by the Termination Date. Consequently, such target business, including Stardust Power, may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the Termination Date. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our working capital position and the requirement that we consummate an initial business combination by the Termination Date, after the closing of our IPO give rise to substantial doubt about our ability to continue as a going concern.

At December 31, 2023, we had approximately $22,000 in cash and approximately $7,836,000 in negative working capital. We have incurred and we expect to continue to incur significant costs in pursuit of a business combination. Further, we have until the Termination Date to consummate a business combination, and it is uncertain that we will be able to consummate a business combination by that date. If a business combination is not consummated by that date, unless we extend the Termination Date further, we will commence a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date of our financial statements included in this report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination if our initial business combination with Stardust Power is unsuccessful and we must look for another suitable target business.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. If our initial business combination with Stardust Power is unsuccessful, and we must look for another suitable target business attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by national and global events outside of our control, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

Our initial business combination with Stardust Power may be unsuccessful or may not be consummated by the Termination Date. If so, we may not be able to find a suitable target business and consummate an initial business combination by the Termination Date after the closing of our IPO that may be proposed to and approved by our shareholders in the form of an amendment to our amended and restated memorandum and articles of association. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been distributed.

If we have not consummated an initial business combination by the Termination Date, our public shareholders may be forced to wait beyond such 42 months before redemption from our trust account.

If we have not consummated an initial business combination by the Termination Date, extended from 24 months due to the Extension Periods, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 42 months from the closing of our IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target, if the initial business combination with Stardust Power is unsuccessful, that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 80.69% of our Class A ordinary shares as of March 19, 2024, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient for the capital requirements of the initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business if the initial business combination with Stardust Power is unsuccessful, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination by the Termination Date, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with Stardust Power, or another target business if the initial business combination with Stardust Power is unsuccessful, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our securities were immediately tradable and, we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. If the initial business combination with Stardust Power is unsuccessful, while we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate by the Termination Date, following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses, if the initial business combination with Stardust Power is unsuccessful, and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants, over $1,350,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least until the Termination Date; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business if the initial business combination with Stardust Power is unsuccessful. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and have not done so with our current initial business combination with Stardust Power. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Additionally, of the $5,250,000 that the Sponsor agreed to loan the Company via issuing a number of promissory notes, the Company has drawn down approximately $3,481,355, including approximately $49,000 of costs paid directly by the Sponsor, for costs related to costs of the public offering. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive $10.00 per public share, or possibly less, on our redemption of our public shares, our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

We may have a limited ability to assess the management of Stardust Power and another prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with Stardust Power, and if the initial business combination is not successful, with another prospective target business, our ability to assess the target business’s management is limited due to a lack of time, resources and information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of Stardust Power’s or another business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of Stardust Power, or another acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of will not wish to remain in place.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the prospectus for our IPO under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the prospectus for our IPO under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the market value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with Stardust Power or another target business.

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

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The proceeds from our IPO and the sale of the private placement warrants in January 2021, after deducting underwriting commissions and estimated offering expenses, provided us with up to $290,850,000 that we could use to complete our initial business combination (after taking into account the $10,500,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of our IPO). On January 11, 2023, we held the 2023 Extension Meeting to, in part, approve the 2023 Extension Amendment Proposal. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891. On January 9, 2024, we held the 2024 Extension Meeting to, in part, approve the 2024 Extension Amendment Proposal. In connection with that vote, the holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share for an aggregate redemption amount of approximately $23,767,574, resulting in 1,794,585 Class A ordinary shares remaining outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $19,958,005.

We are currently planning to effectuate an initial business combination with Stardust Power. However, we may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, including in our current plan to consummate an initial business combination with Stardust Power, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent with Stardust Power and/or in another particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact Stardust Power and/or another prospective target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors, Stardust Power and other prospective target businesses.

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

We anticipate that the investigation of each specific target business – including Stardust Power – and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, like the Business Combination Agreement we reached with Stardust Power, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will have been issued.

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

On November 11, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our IPO and formation costs in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On January 11, 2021, we effected a share capitalization resulting in our sponsor holding 7,500,000 Class B ordinary shares. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the Company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased 5,566,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($8,350,000 in the aggregate). If we do not consummate an initial business by the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in consummating the initial business combination with Stardust Power, and identifying and selecting another prospective target business combination, completing its initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the Termination Date nears, which is generally the deadline for our consummation of an initial business combination.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting another target business aside from Stardust Power and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting another suitable target business aside from Stardust Power may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management-Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our initial public offering, our initial shareholders owned, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares. On January 11, 2023, we held the 2023 Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares. On January 9, 2024, The Company held the 2024 Extension Meeting in which the shareholders approved the proposal to amend GPAC’s amended and restated memorandum and articles of association to extend the date required to complete an initial business combination. In connection with the vote to approve the 2024 Extension Amendment Proposal, the holders of 2,137,134 Class A ordinary shares of GPAC exercised their right to redeem their shares. Accordingly, our sponsor currently owns, on an as-converted basis, 80.69% of our issued and outstanding ordinary shares. As a result, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. In addition, the founder shares, all of which are held by our sponsor, will, in a vote to transfer the Company by way of continuation out of the Cayman Islands to another jurisdiction (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Risks Relating to Our Securities

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

On January 16, 2024, GPAC received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless GPAC timely requests a hearing before the Panel, GPAC’s securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on January 25, 2024, due to GPAC’s non-compliance with Nasdaq IM-5101-2. On January 23, 2024, GPAC timely submitted a hearing request to appeal Nasdaq’s determination to the Panel to request sufficient time to complete a business combination. On January 29, 2024, GPAC received a notice from the Nasdaq stating that GPAC failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). This matter serves as an additional basis for delisting GPAC’s securities from Nasdaq and the Panel will consider this additional matter in its decision regarding GPAC’s continued listing on the Nasdaq Capital Market. GPAC presented its views with respect to this additional deficiency to the Panel in writing on February 5, 2024. There can be no assurance that the Panel will grant GPAC’s request for continued listing or that GPAC will evidence compliance within any extension period that may be granted by the Panel.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2023, there are 496,068,281 and 42,500,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares redeemed following the 2024 Extension Meeting, shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of existing investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

We account for both the warrants underlying the units sold in our IPO, and the private placement warrants, as a warrant liability in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815- 40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our ordinary share price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the price of our ordinary shares, many of which factors are outside our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our ordinary share price is volatile, we expect that we may recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period, and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the prospectus for our IPO under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the prospectus for our IPO under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. See the discussion in the prospectus for our IPO under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a prospective target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring a prospective target business.

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

Only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

The SEC has recently adopted new rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such rules may increase GPAC’s costs and the time needed to complete GPAC’s initial business combination and may constrain the circumstances under which GPAC could complete a business combination.

On January 24, 2024, the SEC adopted new rules (the “SPAC Rules”), relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as GPAC and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended. Certain of the procedures that GPAC, a potential business combination target, or others may determine to undertake in connection with the SPAC Rules, or pursuant to the SEC’s views expressed in the SPAC Rules, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which GPAC could complete a business combination.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the prospectus for our IPO captioned “Taxation-United States Federal Income Tax Considerations-General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the prospectus for our IPO entitled “Taxation-United States Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-sixth of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in the prospectus for our IPO under “Taxation-United States Federal Income Tax Considerations-General”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered a “qualified dividend” for U.S. federal income tax purposes. See the section of the prospectus for our IPO entitled “Taxation-United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences of purchasing, holding or disposing of our securities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

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

Conflicts in Ukraine and Israel could make it more difficult for us to consummate a business combination.

Conflicts in Ukraine and Israel may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders

On March 19, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 11, 2023, we held the 2023 Extension Meeting to, in part, to approve the 2023 Extension Amendment Proposal. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.

On January 9, 2024, The Company held the 2024 Extension Meeting to, in part, approve the 2024 Extension Amendment Proposal. In connection with that vote, the holders of 2,137,134 Class A ordinary shares of GPAC exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share for an aggregate redemption amount of approximately $23,767,574, resulting in 1,794,585 Class A ordinary shares remaining outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $19,958,005.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Annual Report regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

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

5.	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and may not result in adjustment to the exercise price of our Warrants (as defined below).

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

1.	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

2.	the acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

3.	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

4.	our inability to pay dividends on our Class A ordinary shares;

5.	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

6.	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate; and

7.	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2023 and 2022, we had approximately $22,000 and $101,000, respectively, of cash and negative working capital of approximately $7,836,000 and $3,767,000, respectively. Further, we expect to incur significant costs in the pursuit of our initial business combination and if we cannot complete a business combination by July 14, 2024, we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial business combination will be successful.

Extension of Combination Period

On January 11, 2023, we held the 2023 Extension Meeting to consider the proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must complete its initial business combination from January 14, 2023 to a date no later than January 14, 2024 (the “2023 Extension Amendment Proposal”). Our shareholders approved the 2023 Extension Amendment Proposal at the 2023 Extension Meeting and on January 13, 2023, we filed the 2023 Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the approval of the 2023 Extension Amendment Proposal, the Sponsor agreed to (i) contribute to us as a loan, within ten (10) business days of the date of the 2023 Extension Meeting, with $450,000 deposited into the Trust Account and (ii) contribute to us as a loan up to $1,350,000 in nine equal installments to be deposited into the Trust Account for each of nine one-month extensions following the 2023 Articles Extension Date.

On January 13, 2023, we issued an unsecured promissory note (as amended, the “January 13, 2023 Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $450,000. The January 13, 2023 Promissory Note does not bear interest and was initially due and payable upon closing of our initial business combination. On February 13, 2024, GPAC and the Sponsor entered into an amendment to the January 13, 2023 Promissory Note to (1) extend the maturity date to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of GPAC and (iii) the liquidation of GPAC and (2) increase the principal sum from $3,000,000 to $4,000,000. In the event that we do not consummate a business combination, the January 13, 2023 Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the January 13, 2023 Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the January 13, 2023 Promissory Note may be converted, in whole or in part, at the option of the lender into warrants of us at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of our initial public offering. As of December 31, 2023, an aggregate of approximately $2,409,383 has been drawn down on the January 13, 2023 Promissory Note and deposited into the Trust Account to cover the extension through January 14, 2024 and to pay for working capital.

In connection with the vote to approve the 2023 Extension Amendment Proposal, the holders of 26,068,281 Class A ordinary shares, par value $0.0001 per share, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $40,425,892.

Business Combination Agreement

On November 21, 2023, the Company, entered into the Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), with First Merger Sub, Second Merger Sub, and Stardust Power Inc., a Delaware corporation (“Stardust Power”).

The Business Combination Agreement provides for, among other things, the following Transactions: (i) the Domestication; (ii) following the Domestication, First Merger Sub will merge with and into Stardust Power, with Stardust Power as the surviving company in the merger; and (iii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, Stardust Power will merge with and into Second Merger Sub, with Second Merger Sub being the surviving company of the Second Merger, and as a result of which the Surviving Company will become a wholly-owned subsidiary of the Company. At Closing, the Company will change its name to “Stardust Power Inc.” and will continue trading on the Nasdaq Capital Market under the new symbols “SDST” and “SDSTW,” respectively, following Closing. At Closing, in connection with the Transactions, the Company and certain Stardust Power Stockholders will enter into a Shareholder Agreement, a Registration Rights Agreement and a Lock-Up Agreement, each in form and in substance to be agreed, to be effective upon the Closing.

The Company and Stardust Power expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the business combination. Stardust Power may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreement and the transactions contemplated thereby, including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs, provided that if the Closing occurs, the Company will bear and pay at or promptly after Closing all of the Company and Stardust Power’s transaction expenses.

The aggregate transaction expenses as a result of the business combination are expected to be approximately $10.0 million. Such transaction expenses do not include the deferred underwriting commissions incurred in connection with the Company’s initial public offering because UBS Securities LLC and RBC Capital Markets, LLC, the underwriters for the Company’s initial public offering, have each agreed to waive the deferred underwriting commission. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the transaction expenses and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the transaction expenses.

The business combination is expected to close in the first half of 2024, prior to July 14, 2024, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

The Business Combination Agreement and the transactions contemplated thereby to occur at or immediately prior to the Closing are discussed in further detail in Note 2 to the Company’s December 31, 2023 financial statements, which were approved by the boards of directors of each of the Company and Stardust Power, are incorporated by reference herein.

Recent Developments

Extension of Combination Period

On January 9, 2024, we held the 2024 Extension Meeting: (i) to amend (the “2024 Articles Amendment”), by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from January 14, 2024 to July 14, 2024 for a total of an additional six months after January 14, 2024, unless the closing of a business combination shall have occurred prior thereto; (ii) to eliminate, by way of special resolution, from the Company’s amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A ordinary shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation; and (iii) to provide, by way of special resolution, that Public Shares may be issued to the Sponsor by way of conversion of Class B ordinary shares into Public Shares, despite the restriction on issuance of additional Public Shares. The shareholders of the Company approved the Proposals at the 2024 Extension Meeting and on January 11, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with 2024 Extension Meeting, the holders of 2,137,134 Class A ordinary shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331. Following the redemptions, 1,794,585 Class A ordinary shares remain outstanding.

In connection with the 2024 Extension Meeting, the Sponsor entered into the Non-Redemption Agreements with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,503,254 Class A ordinary shares in connection with the 2024 Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A ordinary shares, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 127,777 shares of the Company and simultaneous forfeiture of 127,777 shares of the Company in connection with the Company’s completion of its initial business combination.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the January 13, 2023 Promissory Note to (1) extend the maturity date of the January 13, 2023 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company and (2) increase the principal sum of the January 13, 2023 Promissory Note from $3,000,000 to $4,000,000.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the August 1, 2022 Promissory Note, as amended on January 13, 2023, to extend the maturity date of the August 1, 2022 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

Nasdaq Delisting Notices

On January 16, 2024, we received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless we timely request a hearing before the Panel, our securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on January 25, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since our registration statement for its initial public offering became effective on January 14, 2021, it was required by this rule to complete its initial business combination by no later than January 14, 2024. On January 23, 2024, we timely submitted the Hearing Request to appeal Nasdaq’s determination to the Panel to request sufficient time to complete a business combination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Hearing Request will stay the suspension of our securities and the termination of registration of the securities with Nasdaq as required by the rules of the SEC pending the Panel’s decision and, therefore, Nasdaq’s notice has no immediate effect on the listing of our securities on Nasdaq. The Panel’s hearing is scheduled to be held on April 2, 2024.

On January 29, 2024, we received a notice from the Nasdaq stating that we failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). This matter serves as an additional basis for delisting our securities from Nasdaq and the Panel will consider this additional matter in its decision regarding our continued listing on the Nasdaq Capital Market. GPAC presented its views with respect to this additional deficiency to the Panel in writing on February 5, 2024.

There can be no assurance that the Panel will grant our request for continued listing or that we will evidence compliance within any extension period that may be granted by the Panel.

Results of Operations

For the period from November 3, 2020 (date of inception) to December 31, 2023, our activities consisted of formation and preparation for the initial public offering and, subsequent to completion of the initial public offering on January 14, 2021, identifying and completing a suitable initial business combination. As such, we had no operations or significant operating expenses until after the completion of the initial public offering on January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial business combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provided administrative services aggregate approximately $300,000 for each of the years ended December 31, 2023 and 2022. Costs associated with our governance and public reporting have increased since the initial public offering and were approximately $751,000 and $512,000, respectively, for the years ended December 31, 2023 and 2022 including costs associated with the 2023 Extension Meeting, and the 2024 Extension Meeting. Work associated with reviewing potential business combinations and professional and regulatory costs associated with that was approximately $4,146,000 and $1,167,000 in the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying Condensed Statements of Operations.

Other income (expense) includes interest income, the write off contingent warrants associated with shares redeemed and the change in the fair value of the public warrants and private placement warrants at each reporting date. Interest income was approximately $2,278,000 and $4,600,000, respectively, for the years ended December 31, 2023 and 2022. The Company is required to measure the fair value of the public warrants and private placement warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was an other income item of an aggregate of approximately $0 and $12,453,000, respectively in the years ended December 31, 2023 and 2022, respectively. Other income (expense) for the years ended December 31, 2023 and 2022 also includes charges to other expense aggregating approximately $130,000 and $0, respectively, for write-off contingent warrants associated with shares redeemed.

There were no income tax expenses for the years ended December 31, 2023 and 2022 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the years ended December 31, 2023 and 2022 other than the amounts withdrawn to pay for significant redemptions of our redeemable Class A ordinary shares, which is described in “—Overview,” “—Recent Developments” and below.

Liquidity and Capital Resources

On January 14, 2021, we consummated the initial public offering of an aggregate of 30,000,000 units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the initial public offering, we consummated the private placement of 5,566,667 private placement warrants, each exercisable to purchase one share of our Class A ordinary shares at $11.50 per share, to the Sponsor, at a price of $1.50 per private placement warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the Trust Account were initially invested in cash. At December 31, 2023 and 2022, the proceeds in the Trust Account were invested in a money market fund that invests solely U.S. government treasury bills.

The net proceeds from the initial public offering and private placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the initial public offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At December 31, 2023 and 2022, we had approximately $21,828 and $101,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an initial business combination.

On January 11, 2023, certain shareholders elected to redeem 26,068,281 Class A ordinary shares at $10.167 per share, approximately $265,050,000, from the Trust Account following the 2023 Extension Meeting.

Subsequent to December 31, 2023, on January 9, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331. Following the redemptions, 1,794,585 Class A ordinary shares remain outstanding. Further, in connection with the 2024 Extension Meeting, the Company entered into Non-Redemption Agreements with holders of 1,503,254 Class A ordinary shares in exchange for the transfer of 127,777 shares.

Until the consummation of the initial public offering, the Company’s only sources of liquidity were an initial purchase of our Class B ordinary shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our Sponsor under an unsecured promissory note (the “Promissory Note”), a total of $199,000 was loaned by the Sponsor against the issuance of the Promissory Note. The Promissory Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the initial public offering, accordingly, no amounts are available or were outstanding under the Promissory Note at December 31, 2023 and 2022.

Mandatory Liquidation and Going Concern

At December 31, 2023 and 2022, the Company had approximately $22,000 and $101,000, respectively, in cash and approximately $7,836,000 and $3,767,000, respectively, in negative working capital. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its business combination. Further, if the Company cannot complete an initial business combination by the Termination Date, it could be forced to wind up its operations and liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In connection with its financial position and intention to complete a business combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a business combination prior to the Termination Date. There is no assurance for the Company that (1) the financing from the Sponsor will be adequate and (2) plans to consummate a business combination will be successful or successful by the Termination Date. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Promissory Note”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Promissory Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the business combination. The August 1, 2022 Promissory Note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023, and (ii) the consummation of an initial business combination. On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2022 Promissory Note to the earlier of (i) January 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company. On February 13, 2024, the Company and the Sponsor agreed to further extend the date of maturity of the August 1, 2022 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company. As of December 31, 2023 and December 31, 2022, the outstanding principal balance under the August 1, 2022 Promissory Note was approximately $755,000 and $785,000, respectively.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Promissory Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Promissory Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of a business combination. The January 3, 2023 Promissory Note bears no interest and is due and payable upon a business combination. As of December 31, 2023, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Promissory Note. At the election of the payee, $250,000 of the unpaid principal amount of the January 3, 2023 Promissory Note may be converted into our warrants at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial business combination.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Promissory Note”) in the principal amount of up to $3,000,000 to its Sponsor. The January 13, 2023 Promissory Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the 2023 Extension Meeting and other expenses reasonably related to its business and the consummation of a business combination. The January 13, 2023 Promissory Note bears no interest and was initially due and payable upon a business combination. At the election of the payee, all or a portion of the unpaid principal amount of the January 13, 2023 Promissory Note may be converted into warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The warrants shall be identical to the private placement warrants issued to the Sponsor at the time of the initial business combination. On February 13, 2024, the Company and the Sponsor entered into an amendment to the January 13, 2023 Promissory Note to (1) extend the maturity date of the January 13, 2023 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company and (2) increase the principal sum of the January 13, 2023 Promissory Note from $3,000,000 to $4,000,000.

During the year ended December 31, 2023, the Company made drawdowns aggregating approximately $2,726,000 under the January 13, 2023 Promissory Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed public warrants. At December 31, 2023 and 2022, the outstanding principal balance under the January 13, 2023 Promissory Note was approximately $2,726,000 and $0, respectively.

We expect our principal liquidity requirements during this period to include legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting a successful business combination with Stardust Power; legal and accounting fees related to regulatory reporting obligations; payment for investment professionals’ services and support services; Nasdaq continued listing fees; and general working capital that will be used for miscellaneous expenses and reserves.

Our estimates of expenses may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants or other expenses with respect to our proposed business combination, although we do not have any current intention to do so.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of a business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial business combination by the Termination Date because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

The Company has, as extended at the 2024 Extension Meeting, until July 14, 2024 to complete an initial business combination. If the Company does not complete an initial business combination by the Termination Date, the Company will: (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes, but less up to $100,000 of such interest to pay dissolution expenses; and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have waived their redemption rights with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or their affiliates acquire Class A ordinary shares in or after the initial business combination, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an initial business combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the initial public offering.

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

Contractual obligations

At December 31, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the initial public offering, we entered into an Administrative Support Agreement with the Sponsor, pursuant to which the Company pays the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support.

We may enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial business combination. The services under these engagement letters and agreements can be material in amount and in some instances can include contingent or success fees.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The requirement under 229.303 (Item 303) management’s discussion and analysis of financial condition and results of operations is critical accounting estimates. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the financial condition or results of operations of the registrant. Critical accounting estimates require the Company to provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to the pages numbered with an “F”, beginning with page F-1, of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the period ending December 31, 2021, and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

1.	staffing for financial, accounting and external reporting areas, including segregation of duties;

2.	reconciliation of accounts;

3.	proper recording of expenses and liabilities in the period to which they relate;

4.	evidence of internal review and approval of accounting transactions;

5.	documentation of processes, assumptions and conclusions underlying significant estimates; and

6.	documentation of accounting policies and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures had no material weakness as of December 31, 2023 in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Chandra R. Patel	58	Chief Executive Officer and Chairman
Jarett Goldman	37	Chief Financial Officer
Graeme Shaw	53	Chief Technology Officer
Richard C. Davis	57	President and Director
Gary DiCamillo	73	Director
Claudia Hollingsworth	63	Director
William Kerr	82	Director

Chandra R. Patel, Chief Executive Officer and Chairman

Chandra R. Patel, our Chief Executive Officer and Chairman since January 2023, is the founder of Antarctica Capital and has served as the managing partner of Antarctica Capital since 2010. Antarctica Capital is an international private equity firm headquartered in New York with offices in the UK and India. Mr. Patel is responsible for Antarctica Capital’s strategic direction and core relationships and leads the firm’s key expansion initiatives. He developed the real assets business for Antarctica Capital and its SIGA®, SARO® and SEREY™ investment strategies. Mr. Patel co-founded Antarctica Capital’s private equity business and raised its first real estate fund. Mr. Patel served as the chairman of the board of directors of Endurance Acquisition Corp. (“Endurance”) from April 2021 until the completion of its business combination with SatixFy Communications Ltd. (“SatixFy”) in October 2022 for a business combination of $813 million. SatixFy is currently a publicly traded company on the New York Stock Exchange. Mr. Patel is currently also the Chief Executive Officer of Constellation Acquisition Corp I, another special purpose acquisition company, which IPO’d in January 2021 and currently has its securities listed on the OTCQX Marketplace. Previously, he invested in a portfolio of companies in technology and healthcare, and he was involved in a number of cross-border transactions and policy initiatives. Mr. Patel also founded and held senior management positions at a variety of technology and information services companies and was an associate at a leading New York law firm. He sits on the boards of Weddell Re and EarthDaily Analytics Corp. Mr. Patel graduated from the University of Kansas (Bachelor of Arts), Summa Cum Laude, London School of Economics (Master of Science), and Boston College (Juris Doctor). We believe that Mr. Patel is well qualified to serve on our board due to his extensive experience in private equity transactions and as the founder and managing partner of Antarctica Capital.

Jarett Goldman, Chief Financial Officer

Jarett Goldman, our Chief Financial Officer since January 2023, is an experienced investment professional with 15+ years of global experience in corporate finance, principal investing, and capital markets. Mr. Goldman is currently a director at Antarctica Capital and is responsible for transaction execution, asset management and business development within the firm’s digital infrastructure and real assets-focused investment strategies. Mr. Goldman is currently also the Chief Financial Officer of Constellation Acquisition Corp I, another special purpose acquisition company, which IPO’d in January 2021 and currently has its securities listed on the OTCQX Marketplace. He possesses experience across capital markets, investment, and business development roles with a recent focus on digital, transportation, and space infrastructure. Prior to his role at Antarctica Capital, Mr. Goldman held a number of positions at Citi in New York and Hong Kong. In his last position he served as a vice president and regional product head for Citi’s Issuer Services business in Asia Pacific, with full P&L responsibility over 18 countries and oversight over strategy, product development, transaction structuring, marketing, operations, technology and financial management. Mr. Goldman holds a Bachelor of Science in Policy Analysis and Management and Mandarin Chinese from Cornell University and a Master of Business Administration from Columbia Business School.

Graeme Shaw, Chief Technology Officer

Graeme Shaw, our Chief Technology Officer since January 2023, is an innovative, respected technologist and business strategist with over two decades of progressive experience in the aerospace and telecommunications industries. An expert in satellite engineering, telecommunications and business development, Dr. Shaw has extensive global experience in conceiving, designing, selling, buying, financing, managing, monitoring and operating satellite and technology projects. Prior to joining the Company, Mr. Shaw served as the chief technology officer of Endurance from September 2021 until the completion of its business combination with SatixFy in October 2022. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. As part of his duties with ArgoSat, Dr. Shaw supports clients in leading the design, development, procurement and management of many new satellite projects and financings. He acts as technical advisor to financial sector clients to provide due diligence on multibillion-dollar investments or M&A transactions. Prior to ArgoSat, Dr. Shaw served as senior director of business development for Orbital Sciences Corporation where he led the Asia Pacific sales activities. Dr. Shaw has ScD and SM degrees in Aeronautics/Astronautics from the Massachusetts Institute of Technology and a BEng degree from Imperial College, London.

Richard C. Davis, President and Director

Richard C. Davis, our President and Director since January 2023, is a highly experienced executive with over 25 years of experience in corporate finance, private equity and the space industry. Mr. Davis has served as the chief executive officer of Descartes Labs, Inc. since June 2022. Prior to that, he served as the chief executive officer and a member of the board of directors of Endurance from April 2021 until the completion of its business combination with SatixFy in October 2022 for a business combination of $813 million. SatixFy is currently a publicly traded company on the New York Stock Exchange. Mr. Davis is currently also the President and director of Constellation Acquisition Corp I, another special purpose acquisition company, which IPO’d in January 2021 and currently has its securities listed on the OTCQX Marketplace. Since March 2021, he has served as a managing director of ADP. He is also a founder and managing member of ArgoSat Advisors, a premier global advisory firm focused on the space industry that was founded in 2009. Mr. Davis also serves on the boards of SatixFy, EarthDaily Analytics and AscendArc. Prior to ArgoSat, Mr. Davis was president, and later interim-CFO, for ProtoStar, a communications satellite operator which raised over $500 million and launched two DTH satellites over Asia. Earlier in his career, Mr. Davis was a private equity investor Principal at VantagePoint Venture Partners, a private equity and venture capital firm with $4 billion of assets under management. His focus was on media/telecom as well as semiconductors/semiconductor capital equipment. Before that he was a vice president and founding member of the Lehman Brothers Communication Fund which was an $800 million private equity fund focused on communications infrastructure investments. In these roles, Mr. Davis was involved in equity and debt investments, asset acquisitions and dispositions and mergers and other business combinations or spin-offs for approximately two dozen companies in various investment lifecycle stages. Mr. Davis started his corporate finance career as an associate at Salomon Brothers. Mr. Davis was formerly an instructor pilot in the United States Air Force. He received his B.S. in Astrophysics (cum laude) from the University of Minnesota, and his MBA from the University of Virginia.

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

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our IPO; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	administrating the Company’s Clawback Policy (as defined below).

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

We have adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Annual Report. The Company believes that it is in the best interests of the Company and its shareholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Company’s board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Company’s compensation committee. Any determinations made by the compensation committee are final and binding on all affected individuals. The Clawback Policy applies to the Company’s current and former executive officers (as determined by the compensation committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the compensation committee.

Code of Ethics

We have adopted a code of ethics (our “Code of Ethics”) applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Individual	Entity	Entity’s business	Affiliation
Officers
Chandra R. Patel	Antarctica Capital	International Private Equity	Founder and Managing Partner
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Executive Officer and Chairman
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Director
	eCommunity Holdings	Fiber Asset Owner and Operator	Director
	Weddell Holdings	Asset Reinsurance Company	Director
Richard C. Davis	Antarctica Capital	International Private Equity	Managing Director
	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	President and Board Member
	Descartes Labs	Geospatial Analytics Company	Chief Executive Officer and Board Member
	EarthDaily Holdings	Earth Observation and Data Analytics Company	Board Member
	SatixFy Communications Ltd	Satellite Communications Systems Company	Board Member
	Sky and Space	Satellite Communications Company	Board Member
	AscendArc	Satellite Communications Company	Board Member
Jarett Goldman	Antarctica Capital	International Private Equity	Director
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Financial Officer
	Descartes Acquisition Corp.	Geospatial Analytics Company	Director & Chairman of the Board
	Weddell Holdings Ltd.	Asset Reinsurance Company	Director
Graeme Shaw	ArgoSat Advisors	Global Advisory Firm	Founder and Managing Member
	Constellation Acquisition Corp I	Special Purpose Acquisition Company	Chief Technology Officer
	Descartes Labs	Geospatial Analytics Company	Chief Operating Officer, President, and Board Member

Directors (Including Director Nominees)
Gary DiCamillo	Eaglepoint Advisors	Advisory Company	Managing Partner
	Purple Innovation, LLC	Comfort Technology Company	Director
	Whirlpool Corporation	Home Appliances Manufacturer and Marketer	Director
Claudia Hollingsworth	Destinations by Design, Inc.	Full-Service Event Planning Company	Director
	i2CEO	Advisory Company	Chief Executive Officer
	Purple Innovation, LLC	Comfort Technology Company	Director
William Kerr	Eaglepoint Advisors	Advisory Company	Partner

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers, directors and external advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our officers, directors and external advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at December 31, 2023, with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

●	each of our executive officers, directors and director nominees; and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. In the table below, percentage ownership is based on 11,431,719 ordinary shares, consisting of (i) 3,931,719 Class A ordinary shares and (ii) 7,500,000 Class B ordinary shares, issued and outstanding as of December 31, 2023. As a result, the below table does not account for share redemptions that occurred following the 2024 Extension Meeting. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A Ordinary Share		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Voting Control
Global Partner Sponsor II LLC(2)(3)	-	-	7,500,000	100.0%	65.61%
Chandra R. Patel(3)	-	-	-	-	-
Jarett Goldman(3)	-	-	-	-	-
Graeme Shaw(4)	-	-	-	-	-
Richard C. Davis(3)	-	-	-	-	-
Gary DiCamillo(4)	-	-	-	-	-
Claudia Hollingsworth(4)	-	-	-	-	-
William Kerr(4)	-	-	-	-	-
All directors and executive officers as a group (7 individuals)	-	-	7,500,000	100%	65.61%
Cowen Financial Products LLC(5)	200,000	5.09%	-	-	1.75%
Atlas Merchant Capital SPAC Fund I LP(6)	200,000	5.09%	-	-	1.75%
Periscope Capital Inc.(7)	201,100	5.11%	-	-	1.76%
LMR Partners LLP(8)	250,000	6.36%	-	-	2.19%
Meteora Capital, LLC(9)	267,646	6.81%	-	-	2.34%
RiverNorth Capital Management, LLC(10)	230,490	5.86%	-	-	2.02%
Fir Tree Capital Management LP(11)	380,639	9.68%	-	-	3.33%

(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue 32nd Floor, New York, NY 10166.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(3)	Chandra R. Patel, Richard C. Davis and Jarett Goldman are the three managers of the Sponsor, Global Partner Sponsor II LLC. Each manager has one vote, and the approval of a majority is required to approve an action of Global Partner Sponsor II LLC. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regards to Global Partner Sponsor II LLC. Based upon the foregoing analysis, no individual manager of Global Partner Sponsor II LLC exercises voting or dispositive control over any of the securities held by the Sponsor, even those in which he or she directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities.

(4)	Does not include any shares indirectly owned by the relevant individual as a result of that individual’s membership interest in our sponsor. Each of these individuals disclaims beneficial ownership of any shares except to the extent of their pecuniary interest therein.

(5)	According to a Schedule 13G filed on February 2, 2024 with the SEC, Cowen Financial Products LLC, with respect to the shares of Class A ordinary shares listed, may be deemed to be its beneficial owner. The principal business address of Cowen Financial Products LLC is 200 Park Ave, 32nd floor, New York, NY 10166.

(6)	According to a Schedule 13G filed on January 8, 2024 with the SEC, Atlas Merchant Capital SPAC Fund I LP is a Cayman Islands exempted LP (the “Fund”). Atlas Merchant Capital LLC is a Delaware limited liability company and is a registered investment advisor, and the investment manager of the Fund (the “Advisor”). Atlas Merchant Capital Holdings, Ltd. is a Cayman Islands limited company and managing member of the Advisor (“Holdings”), Atlas Merchant Capital LP is a Delaware limited partnership and the sole voting shareholder of Holdings (“AMC Capital”), Atlas Merchant Capital GP LLC is a Delaware limited liability company and the general partner of AMC Capital (“AMC-GP”), AMC SPAC Fund GP LP is a Delaware limited partnership and the general partner of the Fund (the “General Partner”), AMC SPAC Fund MGP LLC is a Delaware limited liability company and the general partner of the General Partner (“AMC SPAC MGP”), and Robert E. Diamond, Jr. and David I. Schamis, United States citizens and the sole members of AMC-GP and AMC SPAC MGP. The principal business office of the Fun, Advisor, Holdings, AMC Capital, AMC-GP, the General Partner, AMC SPAC MGP, Robert E. Diamond, Jr. and David I. Schamis is 477 Madison Avenue, 22nd FL New York, NY 10022.

(7)	According to a Schedule 13G filed on February 9, 2024 with the SEC, Periscope Capital Inc. (“Periscope”) is the beneficial owner of 100,100 Class A ordinary shares and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 101,000 Class A ordinary shares. The principal business address for Periscope and the Periscope Funds is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(8)	According to a Schedule 13G filed on February 12, 2024 with the SEC, LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”), serve as the investment managers to certain funds with respect to GPAC’s Class A ordinary shares (as defined in Item 2(d)) held by certain funds; and Ben Levine and Stefan Renold, who are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address for the LMR Investment Managers, Ben Levine and Stefan Renold is 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(9)	According to a Schedule 13G filed on February 14, 2024 with the SEC, Meteora Capital, LLC is a Delaware limited liability company (“Meteora Capital”) and with respect to GPAC’s Class A ordinary shares (as defined in Item 2(d)) holds certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”). Vik Mittal serves as the managing member of Meteora Capital, and is the beneficial owner with respect to GPAC’s Class A ordinary shares held by the Meteora Funds. The principal business address for the Meteora Funds and Vik Mittal is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(10)	According to a Schedule 13G filed on February 14, 2024 with the SEC, RiverNorth Capital Management, LLC is a Delaware limited liability company and its principal business address is 360 S. Rosemary Avenue, Ste. 1420 West Palm Beach, Florida 33401.

(11)	According to a Schedule 13G filed on February 14, 2024 with the SEC, Fir Tree Capital Management LP is a Delaware limited partnership and its principal business address is located at 500 5th Avenue, 9th Floor, New York, New York 10110.

As of December 31, 2023, our sponsor beneficially owns 65.61% of the then issued and outstanding ordinary shares (assuming they do not purchase any units in the aftermarket), and as of the aforementioned filing date following the 2024 Extension Meeting beneficially owns 80.69%, and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

In addition to the foregoing, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell founder shares of theirs, if any, until certain vesting conditions are satisfied, as described in the prospectus for our IPO under the heading “Description of Securities-Founder Shares.”

On January 11, 2023, we held the 2023 Extension Meeting to, in part, approve the 2023 Extension Amendment Proposal. In connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. After the satisfaction of such redemptions, the balance in our trust account was approximately $40,425,891.

On January 9, 2024, GPAC held the 2024 Extension Meeting in which shareholders approved the 2024 Proposals, including the 2024 Extension Amendment Proposal. In connection with that vote, the holders of 2,137,134 Class A ordinary shares of GPAC exercised their right to redeem their shares for cash at a redemption price of approximately $11.12 per share for an aggregate redemption amount of approximately $23,767,574, resulting in 1,794,585 Class A ordinary shares remaining outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $19,958,005.

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

On February 13, 2024, the Company and the Sponsor, entered into an amendment to the January 13, 2023 Promissory Note to (1) extend the maturity date of the January 13, 2023 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company and (2) increase the principal sum of the January 13, 2023 Promissory Note from $3,000,000 to $4,000,000.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the August 1, 2022 Promissory Note, as amended on January 13, 2023, to extend the maturity date of the August 1, 2022 Promissory Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor or officers, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;

●	Pursuant to the administrative support agreement, we will pay our sponsor a total of $25,000 per month for, among other things, provision of the services of one or more investment professionals, who may be related parties of our sponsor or of one of our executive officers. Each of these professionals will be paid by our sponsor at or below market rates for their services; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2023 and 2022 totaled $111,920 and $83,200, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” above. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 and 2022 we did not pay any audit-related fees to Withum.

Tax Fees. We paid Withum approximately $4,000 for tax return services, planning or tax advice for each of the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Withum for any other services for the year ended December 31, 2023 and 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Global Partner Acquisition Corp II:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Partner Acquisition Corp II (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 14, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 19, 2024

PCAOB Number 100

Global Partner Acquisition Corp II

Consolidated Balance Sheets

	December 31,
	2023	2022

ASSETS
Current assets -
Cash and cash equivalents	$22,000	$101,000
Prepaid expenses	14,000	8,000
Total current assets	36,000	109,000
Cash held in the Trust Account	43,704,000	-
Investments held in Trust Account	-	304,675,000
Total assets	$43,740,000	$304,784,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$64,000	$75,000
Promissory Note – related party	755,000	785,000
Extension promissory notes – related party	2,726,000	-
Accrued liabilities	4,327,000	3,016,000
Total current liabilities	7,872,000	3,876,000
Other liabilities –
Warrant liability	337,000	467,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	18,709,000	14,843,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 3,931,719 and 30,000,000 shares, respectively (at approximately $11.12 and $10.16 per share at December 31, 2023 and 2022, respectively)	43,704,000	304,675,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at December 31, 2023 and 2022	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 3,931,719 and 30,000,000 shares, respectively, subject to possible redemption at December 31, 2023 and 2022)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding at December 31, 2023 and 2022	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(18,674,000)	(14,735,000)
Total shareholders’ deficit	(18,673,000)	(14,734,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$43,740,000	$304,784,000

See accompanying notes to consolidated financial statements.

Global Partner Acquisition Corp II

Consolidated Statements of Operations

	For the year ended
	December 31,
	2023	2022

Revenues	$-	$-
General and administrative expenses	5,230,000	1,984,000
Gain from settlement and release of liabilities	(2,961,000)	-
Income (loss) from operations	(2,269,000)	(1,984,000)
Other income (expense) -
Income from cash and investments held in the Trust Account	2,278,000	4,600,000
Write-off contingent warrants associated with shares redeemed	130,000	-
Change in fair value of warrant liability	-	12,453,000
Net income	$139,000	$15,069,000

Weighted average Class A ordinary shares outstanding – basic and diluted	4,718,000	30,000,000
Net income per Class A ordinary share – basic and diluted	$0.01	$0.40
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net income per Class B ordinary share – basic and diluted	$0.01	$0.40

See accompanying notes to consolidated financial statements.

Global Partner Acquisition Corp II

Consolidated Statements of Changes in Shareholders’ Deficit

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
For the year ended December 31, 2023:	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(4,078,000)	(4,078,000)
Net income	-	-	-	139,000	139,000
Balances, December 31, 2023	7,500,000	$1,000	$-	$(18,674,000)	$(18,673,000)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
For the year ended December 31, 2022:	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2021	7,500,000	$1,000	$-	$(25,129,000)	$(25,128,000)
Accretion in value of Class A ordinary shares subject to redemption	-	-	-	(4,675,000)	(4,675,000)
Net income	-	-	-	15,069,000	15,069,000
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)

See accompanying notes to consolidated financial statements.

Global Partner Acquisition Corp II

Consolidated Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash flow from operating activities:
Net income	$139,000	$15,069,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in Trust Account	(2,278,000)	(4,600,000)
Change in fair value of warrant liability	-	(12,453,000)
Write-off contingent warrants associated with shares redeemed	(130,000)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(6,000)	175,000
Increase (decrease) in accounts payable	(11,000)	(60,000)
Increase (decrease) in accrued liabilities and other	1,311,000	343,000
Net cash used in operating activities	(975,000)	(1,526,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(1,800,000)	-
Cash withdrawn from Trust Account to pay redemptions	265,050,000	-
Net cash provided by investing activities	263,250,000	-

Cash flows from financing activities:
Redemption of 26,068,281 Class A common shares	(265,050,000)	-
Advances and repayment of promissory note – related party	(30,000)	785,000
Proceeds of Extension Promissory Note – related party	2,726,000	-
Net cash (used in) provided by financing activities	(262,354,000)	785,000

Net change in cash	(79,000)	(741,000)
Cash and cash equivalents at beginning of the period	101,000	842,000
Cash and cash equivalents at end of the period	$22,000	$101,000

Supplemental disclosure of non-cash financing activities:
Settlement and release of liabilities	$2,961,000	$-

See accompanying notes to consolidated financial statements.

Global Partner Acquisition Corp II

Notes to Consolidated Financial Statements

December 31, 2023

Note 1 – Description of Organization and Business Operations

Global Partner Acquisition Corp II was incorporated under the laws of the Cayman Islands as an exempted company on November 3, 2020. Together with its wholly owned subsidiaries Strike Merger Sub I, Inc. and Strike Merger Sub II, LLC., both incorporated or formed in Delaware in November 2023 (collectively the “Company” and “GPAC II”), the Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to December 31, 2023 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

In January 2023, the shareholders of the Company took various actions and the Company entered into various agreements resulting in a change of control of the Company, redemption of approximately 87% of its Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), an extension of the date to complete a Business Combination and certain additional financing and other matters as discussed in further detail in the Form 10-K Annual Report filed on March 31, 2023 (the “Annual Report”), and the Form 8-K filed on January 18, 2023, with the Securities and Exchange Commission (the “SEC”) as well as throughout these notes to the consolidated financial statements.

Subsequent to December 31, 2023, there was a further extension of time to complete a business combination and further redemptions and other matters as discussed in various notes below regarding the 2024 Extension Meeting and as described in the Form 8-K filed with the SEC on January 16, 2024.

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

In January 2023, the following material transactions, among others, changed the control over and resources of the Company, all as further discussed in these notes to financial statements, as follows:

1.	On January 11, 2023, the Company held an Extension Meeting of its shareholders in which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date required to complete a Business Combination (as described further in Business Combination below). In connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 resulting in 3,931,719 Class A ordinary shares remaining outstanding.

2.	On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal to up to $3,000,000, which amount is being loaned to the Company in accordance with the January 13, 2023 Promissory Note (as defined below), in consideration for which, the Sponsor issued to the Investor interests in certain equity securities of the Company.

3.	Pursuant to the Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC.

4.	Pursuant to the Investment Agreement, the Sponsor has agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

5.	Further, on January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

6.	The Company made settlements and received releases from several creditors in exchange for cash payments made resulting in the reduction of approximately $2,961,000 of accrued liabilities which is reflected as a credit to operating expenses in the accompanying consolidated statements of operations.

See also below regarding, subsequent to December 31, 2023, the 2024 Extension Meeting.

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

The Company’s amended and restated memorandum and articles of association provided that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a business combination pursuant to the amended and restated memorandum and articles of association, July 14, 2024 if extended per below (previously January 14, 2023 and then January 14, 2024 as discussed below) (the “Termination Date”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination by the Termination Date, subject to applicable law, which includes the extended time that the Company has to consummate a Business Combination beyond the Termination Date as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the Company’s public shareholders.

On January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a Business Combination from January 14, 2023 to April 23, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. During the year ended on December 31, 2023 the board of directors of the Company approved (i) one-month extensions of the Termination Date in from April through December, resulting in a new Termination Date of September 14, 2024, and (ii) draws of an aggregate of $1,800,000 pursuant to the Extension Promissory Note - related party (as defined below) to fund the extensions.

Subsequent to December 31, 2023, on January 9, 2024, Global Partner Acquisition Corp II (“GPAC II” and “Company”) held the extraordinary general meeting of shareholders of the Company (the “2024 Extension Meeting”) to amend (the “Articles Amendment”), by way of special resolution, the Company’s amended and restated memorandum and articles of association (as amended, the “2024 Amended Articles”) to extend the date by which the Company has to consummate a business combination from January 14, 2024 to July 14, 2024 (the “Revised Termination Date”) for a total of an additional six months after January 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (collectively, the “2024 Extension Amendment Proposal”); to eliminate, by way of special resolution, from the Amended Articles the limitation that GPAC II may not redeem Class A ordinary shares, par value $.0001 per share (the “Class A Ordinary Shares” and “Public Shares”), to the extent that such redemption would result in GPAC II having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”); to provide, by way of special resolution, that Public Shares may be issued to Global Partner Sponsor II LLC (the “Sponsor”) by way of conversion of Class B ordinary shares, par value $.0001 per share (the “Class B Ordinary Shares” and together with Class A Ordinary Shares, the “Ordinary Shares”), into Public Shares, despite the restriction on issuance of additional Public Shares (the “Founder Conversion Amendment Proposal” and together with the Extension Amendment Proposal and Redemption Limitation Amendment Proposal, the “Proposals”); and, if required an adjournment proposal to adjourn, by way of ordinary resolution, the Extension Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Extension Meeting, there are insufficient Ordinary Shares at the Extension Meeting to approve the Proposals, or (ii) where the board of directors of the Company has determined it is otherwise necessary (the “Adjournment Proposal”). The shareholders of the Company approved the Proposals at the 2024 Extension Meeting and on January 11, 2024, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

Also subsequent to December 31, 2023 and in connection with the 2024 Extension Meeting to approve the Extension Amendment Proposal, the Company’s Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,503,254 Class A Ordinary Shares of the Company in connection with the Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A Ordinary Shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration an aggregate of 127,777 shares of the Company and simultaneous forfeiture of 127,777 shares of the Company in connection with the Company’s completion of its initial Business Combination.

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

As further discussed above, the Company will have until the Revised Termination Date, that was proposed to and approved by the Company’s shareholders subsequent to December 31, 2023 in the form of an amendment to the Company’s amended and restated memorandum and articles of association (the “Revised Combination Period”). If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A ordinary shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A ordinary shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A ordinary shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the Revised Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below) in the Public Offering.

Mandatory Liquidation and Going Concern:

At December 31, 2023, the Company has approximately $22,000 in cash and approximately $7,836,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete an initial Business Combination by July 14, 2024, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. In connection with its financial position and intention to complete a Business Combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to the Termination Date. There is no assurance for the Company that, (1) the financing from the Sponsor will be adequate and (2) plans to consummate a Business Combination will be successful by July 14, 2024. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Business Combination Agreement

On November 21, 2023, the Company, entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), with Strike Merger Sub I, Inc., a Delaware corporation and direct wholly-owned subsidiary of GPAC II (“First Merger Sub”), Strike Merger Sub II, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of GPAC II (“Second Merger Sub”), and Stardust Power Inc., a Delaware corporation (“Stardust Power”).

The Business Combination Agreement and the transactions contemplated thereby to occur at or immediately prior to the Closing (“Transactions”) were approved by the boards of directors of each of GPAC II and Stardust Power.

The Domestication

Pursuant to the Business Combination Agreement, prior to the consummation of the Mergers (as defined below) contemplated by the Business Combination Agreement (the “Closing”), and subject to the Supermajority Acquiror Shareholder Approval (as defined therein), GPAC II will domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.

Prior to the Domestication, each Class B Ordinary Share outstanding shall be converted into one (1) Class A Ordinary Share in accordance with the Company’s amended and restated memorandum and articles of association, other than as set forth in the Sponsor Letter Agreement (the “Class B Ordinary Share conversion”). In connection with the Domestication, (i) each Class A Ordinary Share outstanding immediately prior to the effective time of the Domestication and following the Class B Ordinary Share conversion shall be converted into one share of common stock, par value $0.0001 per share of GPAC II (the “GPAC II Common Stock”) and (ii) each then-issued and outstanding whole warrant exercisable for one Class A Ordinary Share will be converted into a warrant exercisable for one share of GPAC II Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of January 11, 2021, by and between GPAC II and Continental Stock Transfer & Trust Company, as warrant agent (as amended or amended and restated from time to time). In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of GPAC II that has not been previously separated into the underlying Class A Ordinary Shares and the underlying GPAC II warrants will be canceled and will entitle the holder thereof to one share of GPAC II Common Stock and one-sixth of one GPAC II warrant.

The Business Combination

The Business Combination Agreement provides for, among other things, the following Transactions: (i) the Domestication, (ii) following the Domestication, First Merger Sub will merge with and into Stardust Power, with Stardust Power as the surviving company in the merger (the “First Merger”) and, (iii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, Stardust Power will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly-owned subsidiary of GPAC II. At Closing, GPAC II will change its name to “Stardust Power Inc.” and will continue trading on the Nasdaq Capital Market under the new symbols “SDST” and “SDSTW,” respectively, following Closing. At Closing, in connection with the Transactions, GPAC II and certain holders of Stardust Power Common Stock (as defined below) (the “Stardust Power Stockholders”) will enter into a Shareholder Agreement (as defined in the Business Combination Agreement), a Registration Rights Agreement (as defined in the Business Combination Agreement) and a Lock-Up Agreement (as defined in the Business Combination Agreement), each in form and in substance to be agreed, to be effective upon the Closing.

The Business Combination is expected to close in the first half of 2024, following the receipt of the required approval by GPAC II’s shareholders and the fulfillment or waiver of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (a) each share of common stock of Stardust Power, par value $0.00001 per share (“Stardust Power Common Stock”) (including Stardust Power Common Stock issued in connection with the Stardust Power SAFE Conversion (as defined in the Business Combination Agreement)), issued and outstanding immediately prior to the First Effective Time (as defined in the Business Combination Agreement) other than any Cancelled Shares (as defined in the Business Combination Agreement) and Dissenting Shares (as defined in the Business Combination Agreement) shall be converted into the right to receive the number of GPAC II Common Stock equal to the Per Share Consideration (as defined in the Business Combination Agreement); (b) each outstanding Stardust Power Option (as defined in the Business Combination Agreement), whether vested or unvested, shall automatically convert into an option to purchase a number of shares of GPAC II Common Stock equal to the number of shares of GPAC II Common Stock subject to such Stardust Power Option immediately prior to the First Effective Time multiplied by the Per Share Consideration at an exercise price per share equal to the exercise price per share of Stardust Power Common Stock divided by the Per Share Consideration, subject to certain adjustments; and (c) each share of Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time shall convert into a number of shares of GPAC II Common Stock equal to the number of shares of Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the Per Share Consideration (rounded down to the nearest whole share). The total consideration to be paid at Closing to the selling parties in connection with the Business Combination Agreement will be based on an enterprise value of $450,000,000 (excluding a $50 million earnout, based upon an assumed price of $10 per share, payable upon achievement of certain milestones), subject to certain adjustments as set forth in the Business Combination Agreement, including with respect to certain transaction expenses and the cash and debt of Stardust Power.

Additionally, in the event, prior to the eighth (8th) anniversary of the Closing, the volume-weighted average price of GPAC II Common Stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30-trading day period or there is a change of control, the Company will issue five million shares of GPAC II Common Stock to the holders of Stardust Power as additional merger consideration. Following the execution and delivery of the Business Combination Agreement, and subject to the approval of the shareholders of GPAC II, GPAC II will adopt a customary incentive equity plan that will provide that the GPAC II Common Stock reserved for issuance thereunder, together with the shares of GPAC II Common Stock reserved with respect to Exchanged Company Options and Exchanged Company Common Restricted Stock under the Stardust Power Equity Incentive Plan, will be set at an amount equal to 10.00% of GPAC II Common Stock outstanding immediately after Closing.

Governance

GPAC II has agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the Closing, the GPAC II board of directors shall consist of seven directors, which will be divided into three classes, which directors shall include: two directors designated by Stardust Power, one director designated by Sponsor and four directors designated by Stardust Power whom shall meet the standards of independence for companies subject to the rules and regulations of The Nasdaq Stock Market LLC. Additionally, the current Stardust Power management team will move to GPAC II in their current roles and titles.

Representations and Warranties; Covenants

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type, including with respect to the operations of GPAC II and Stardust Power. In addition, GPAC II has agreed to adopt an equity incentive plan, as described in the Business Combination Agreement. Stardust Power has agreed to use its commercially reasonable efforts to sell Stardust Power Common Stock in a private placement on terms mutually agreed to by GPAC II and Stardust Power. GPAC II may enter into subscription agreements for securities of GPAC II following the date of the Business Combination Agreement, in an amount not to exceed $150,000,000 in the aggregate.

GPAC II and Stardust Power have agreed to enter into certain agreements to be effective upon Closing to (i) provide registration rights to certain Stardust Power Stockholders, (ii) restrict the sale or transfer of shares of GPAC II Common Stock held by Sponsor and certain Stardust Power Stockholders for 180 days following Closing, subject to certain exceptions and (iii) to provide certain rights to Sponsor with respect to the Sponsor’s designation of a director to the GPAC II board following Closing.

Conditions to Each Party’s Obligations

The obligation of GPAC II and Stardust Power to consummate the Business Combination is subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the HSR Act, (ii) no governmental authority having enacted any law that makes the Transaction or any part thereof illegal or otherwise prohibited, (iii) the Registration Statement (as defined below) becoming effective, (iv) the approval of GPAC II’s shareholders being obtained and (v) the approval of Stardust Power’s stockholders being obtained.

In addition, the obligation of GPAC II and Merger Subs to consummate the Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the representations and warranties of Stardust Power being true and correct to the standards applicable to such representations and warranties and each of the covenants of Stardust Power having been performed or complied with in all material respects, (ii) the other representations and warranties, except for those set forth in (i) above, of Stardust Power being true and correct as of the Closing Date, as though made on and as of the Closing Date except for certain exceptions mentioned in the Business Combination Agreement, (iii) each of the covenants of the Stardust Power to be performed or complied with by it under the Business Combination Agreement as of or prior to the Closing having been performed or complied with in all material respects, (iv) each of the covenants of the Stardust Power to be performed or complied with by it under the Business Combination Agreement as of or prior to the Closing having been performed or complied with in all material respects, (v) Stardust Power having delivered to GPAC II a certificate signed by an authorized officer of Stardust Power, dated the Closing Date (an “Officer’s Certificate”), certifying that, to the knowledge and belief of such officer, the conditions set forth in the three (3) immediately preceding points have been fulfilled, (vi) Stardust Power and the other parties thereto entering into certain amendments to the outstanding SAFE Agreements and being in full force and effect, (vii) since the date of the Business Combination Agreement, there not having occurred any change, effect, event, occurrence, state of facts or development that, in the aggregate, has had or would reasonably be expected to result in a Material Adverse Effect (as defined in the Business Combination Agreement), and (viii) Stardust Power having delivered to GPAC II executed counterparts to all of the Ancillary Agreements (as defined in the Business Combination Agreement) to which Stardust Power, or any stockholder of Stardust Power, is party.

The obligation of Stardust Power to consummate the Business Combination is also subject to the fulfillment of other closing conditions, including, but not limited to, (i) the representations and warranties of GPAC II, First Merger Sub and Second Merger Sub being true and correct to the standards applicable to such representations and warranties and each of the covenants of GPAC II having been performed or complied with in all material respects, (ii) each of the pre-Closing or at-Closing covenants of GPAC II shall have been performed or complied with in all material respects, (iii) GPAC II’s delivering an Officer’s Certificate to Stardust Power, (iv) the approval by Nasdaq of GPAC II’s listing application in connection with the Business Combination, (v) the non-occurrence of a Material Adverse Effect, and (vi) GPAC II’s delivery to Stardust Power the executed counterparts of all of the Ancillary Agreements to which GPAC II is a party.

Termination

The Business Combination Agreement may be terminated at any time at or prior to Closing: (i) by mutual written consent of GPAC II and Stardust Power, (ii) by written notice from GPAC II to Stardust Power if the representations and warranties of Stardust Power are not true and correct or if Stardust Power fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods so long as the breaching party is using its commercially reasonable efforts to cure such breach within such period (the “cure period”), (iii) by written notice from Stardust Power to GPAC II if the representations and warranties of GPAC II are not true and correct or if GPAC II fails to perform any covenant or agreement set forth in the Business Combination Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within the cure period, (iv) by either GPAC II or Stardust Power if the Business Combination is not consummated by July 14, 2024 (as may be extended under certain conditions), provided that the terminating party’s failure to fulfill any obligation under the Business Combination Agreement was not the primary cause of, or primarily resulted in, the failure of Closing to occur or if the terminating party is in breach of the Business Combination Agreement, which breach could give rise to a right of the other party to terminate the Business Combination Agreement, (v) by either GPAC II or Stardust Power if the consummation of the Mergers is permanently enjoined or prohibited by the terms of a final, non-appealable government order or other law; (vi) by written notice from either GPAC II or Stardust Power if the GPAC II shareholder approval is not obtained at the special meeting of GPAC II (subject to any adjournment or recess of the meeting), (vii) by written notice from GPAC II to Stardust Power if certain Stardust Power stockholder approval has not been obtained within two business days following the date that the Registration Statement is declared effective, and (viii) by Stardust Power if GPAC II is delisted from the Nasdaq Capital Market (and has not been listed on the New York Stock Exchange or another reasonably acceptable national securities exchange or OTC Markets) prior to the consummation of the Transactions.

A copy of the Business Combination Agreement is filed with the Current Report on Form 8-K as Exhibit 2.1 filed on November 21, 2023. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. GPAC II does not believe that these schedules contain information that is material to an investment decision.

Company Support Agreements and Sponsor Letter Agreement

Contemporaneously with the execution of the Business Combination Agreement, certain Stardust Power Stockholders entered into a Company Support Agreement (collectively, the “Company Support Agreements”) with GPAC II and Stardust Power, pursuant to which such stockholders have agreed to certain support matters as described in the Company Support Agreement. Further, concurrently with the execution of the Business Combination Agreement, the Sponsor and, for certain limited purposes set forth therein, the executive officers and directors of GPAC II entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) with GPAC II and Stardust Power, pursuant to which the Sponsor agreed to, among certain things as described in the Sponsor Letter Agreement.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Strike Merger Sub I, Inc., a Delaware corporation and Strike Merger Sub II, LLC, a Delaware limited liability company, both formed to facilitate the acquisition of Stardust Power (Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The consolidated financial statements of the Company are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Net Income per Ordinary Share:

Net income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 11,221,954 at December 31, 2023 (15,566,667 at December 31, 2022) Class A ordinary shares in the calculation of diluted income per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted income per ordinary share is the same as basic income per ordinary share for the period.

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

The following tables reflect the earnings per share after allocating income between the shares based on outstanding shares:

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$54,000	$85,000	$12,055,000	$3,014,000
Denominator:
Basic and diluted weighted average ordinary shares:	4,718,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.40	$0.40

Concentration of Credit Risk:

The Company can have significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2023 and 2022.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements” (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of December 31, 2023 and 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A— “Expenses of Offering.” Costs incurred in connection with preparation for the Public Offering totaled approximately $17,054,000 including $16,500,000 of underwriters’ discount. Such costs were allocated among the temporary equity and warrant liability components, based on their relative fair value. Upon completion of the Public Offering, approximately $16,254,000 has been charged to Class B ordinary shares subject to redemption for the temporary equity components and approximately $800,000 has been charged to other expense for the warrant liability.

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 4, all of the 30,000,000 Class A ordinary shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company had not specified a maximum redemption threshold, its articles of association provide that in no event will it redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, because all of the Class A ordinary shares are redeemable, all of the shares are recorded as Class A ordinary shares subject to redemption on the enclosed consolidated balance sheets.

On January 11, 2023, in connection with the vote to approve the Extension Amendment Proposal the holders of 26,068,281 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 reducing the number of Class A ordinary shares to 3,931,719.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to additional paid-in capital. Accordingly, 3,931,719 and 30,000,000 shares, respectively, were classified outside of permanent equity at December 31, 2023 and 2022. Class A ordinary shares subject to redemption consist of the following:

	Dollars	Shares
Gross proceeds of Public Offering	$300,000,000	30,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)	-
Offering costs	(16,254,000)	-
Plus: Accretion of carrying value to redemption value	30,354,000	-
--Subtotal at inception and at December 31, 2021	300,000,000	30,000,000
Accretion of carrying value to redemption value	4,675,000	-
Class A ordinary shares subject to possible redemption at December 31, 2022	$304,675,000	30,000,000
Class A ordinary shares redeemed on January 11, 2023	(265,050,000)	(26,068,281)
Accretion of carrying value to redemption value	4,079,000	-
Balance at December 31, 2023	$43,704,000	3,931,719

Subsequent to December 31, 2023, on January 11, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331.  Further, in 2024 Extension Meeting, the shareholders voted to remove the restriction on maximum redemptions.

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statement of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the consolidated balance sheets through March 19, 2024, that the consolidated financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the financial statements have been recognized or disclosed. See above, as well as Notes 1, 4, 5, 7 and 8 regarding actions taken at the 2024 Extension Meeting to extend the date to complete a business combination resulting in a New Termination Date, as well as shareholder redemptions of 2,137,134 Class A ordinary shares for approximately $23,615,000 and non-redemption agreements with holders of 1,503,254 Class A ordinary shares in exchange for the transfer of 127,777 Class B ordinary shares (after conversion to Class A ordinary shares), and the increase in the amount available to the Company under the extension promissory notes among other items.

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company has adopted this standard for its Extension promissory notes and there is no impact to the consolidated financial statements - related party as further discussed in Note 5.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 4 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each public share that a public shareholder holds and does not redeem in connection with the Company’s initial Business Combination (the “Distributable Redeemable Warrants,” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A ordinary shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination covering the Class A ordinary shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the end of the Revised Combination Period, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A ordinary shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A ordinary shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A ordinary shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above (the “Public Warrants”). If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

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

The shareholders of the Company approved the Extension Amendment Proposal at the extraordinary general meeting (the “Extension Meeting”) and on January 11, 2023, in connection with that vote, the holders of 26,068,281 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. In addition, 4,344,714 contingent Distributable Redeemable Warrants will no longer be available to the former holders of the 26,068,281 Class A ordinary shares redeemed and so the carrying amount of those warrants, approximately $130,000, was removed from the warrant liabilities on the consolidated balance sheets.

Subsequent to December 31, 2023, on January 11, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331.  In addition, 356,189 contingent Distributable Redeemable Warrants will no longer be available to the former holders of the 2,137,134 Class A ordinary shares redeemed and so the carrying amount of those warrants will be removed from the warrant liabilities on the consolidated balance sheets in 2024.

Note 5 – Related Party Transactions

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

In addition to the vesting provisions of the Founder Shares discussed above and in Note 8, the Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Related Party Loans:

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable, as amended in connection with the January 2024 Extension Amendment Proposal, upon the earlier to occur of (i) July 14, 2024 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination and (iii) the liquidation of the Company.  During the year ended December 31, 2023, approximately $30,000 of this loan was repaid. As of December 31, 2023 and 2022, the outstanding principal balance under the August 1, 2023 Note was $755,000 and $785,000, respectively.

Extension promissory notes – related party - On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of December 31, 2023, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering.

On January 13, 2023, the Company issued a promissory note (the “January 13, 2023 Note” and together with the January 3, 2023 Note, the “Extension promissory notes – related party”) in the principal amount of up to $4,000,000, as amended subsequent to December 31, 2023, on February 13, 2024, to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, up to $1,750,000 of the January 13, 2023 Note may be converted, at the option of the lender, into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A ordinary share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the year ended December 31, 2023, the Company made drawdowns aggregating approximately $2,726,000 under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At December 31, 2023 and 2022, the outstanding principal balance under the note was approximately $2,726,000 and $0, respectively.

Subsequent to December 31, 2023 the Company borrowed approximately $395,000 to fund working capital.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on Nasdaq Capital and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $300,000 was charged to general and administrative expenses during both periods ended December 31, 2023 and 2022 for this agreement. There were amounts of approximately $275,000 and $0 included in accrued liabilities at December 31, 2023 and 2022, respectively.

Note 6 – Accounting for Warrant Liability

At December 31, 2023 and 2022, there were 11,221,954 and 15,566,667 warrants, respectively, outstanding including 5,655,286 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2023 and 10,000,000 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2022. 4,344,714 contingent redeemable warrants that would have been exercisable by the former holders of the 26,068,281 Class A ordinary shares redeemed in January 2023 are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the Company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$150,000	$150,000	$-	$-
Private Placement Warrants	187,000	-	187,000	-
Warrant liability at December 31, 2023	$337,000	$150,000	$187,000	$-

Description	At December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$300,000	$300,000	$-	$-
Private Placement Warrants	167,000	-	167,000	-
Warrant liability at December 31, 2022	$467,000	$300,000	$167,000	$-

At December 31, 2022 and 2023, the Company valued its (a) Public Warrants based on the closing price at December 31, 2023 and 2022, respectively, in an active market and (b) Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

See also Note 4 regarding contingent warrants forfeited subsequent to December 31, 2023.

Note 7 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the private placement, a total of $300,000,000 was deposited into the Trust Account.

On January 11, 2023, shareholders redeemed 26,068,281 Class A ordinary shares at $10.16 per share, approximately $265,050,000, from the Trust Account and from Class A ordinary shares subject to redemption as further discussed in these notes to consolidated financial statements.

Subsequent to December 31, 2023, on January 9, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331.

The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held to maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The funds in the Trust Account were held in an interest-bearing cash account at December 31, 2023. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2022 consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying Value at	Quoted Price in Active
Description	December 31, 2022	Markets (Level 1)
Assets:
Money Market Fund	$304,675,000	$304,675,000
Total	$304,675,000	$304,675,000

Note 8 – Shareholders’ Deficit

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

At December 31, 2023 and 2022, there were 7,500,000 Class B ordinary shares issued and outstanding, and 0 and 0 Class A ordinary shares issued and outstanding (after deducting 3,931,719 and 30,000,000, respectively, Class A ordinary shares subject to possible redemption at December 31, 2023 and 2022).

Subsequent to December 31, 2023, on January 11, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331. Also subsequent to December 31, 2023 and in connection with the 2024 Extension Agreement, as discussed in Note 1, the Company entered into non-redemption agreements with holders of 1,503,254 Class A ordinary shares in exchange for the transfer of 127,777 Class B ordinary shares (after conversion to Class A ordinary shares), among other items.

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 (the “Preference shares”), with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no Preference shares issued or outstanding.

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

Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including the invasion of Ukraine by Russia and the Israel-Hamas war, and economic sanctions and countermeasures on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 11, 2021, by and between the Company, UBS Securities LLC and RBC Capital Markets, LLC. (1)
2.1	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC and Stardust Power Inc. (6)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
3.2	Amendment to Amended and Restated Memorandum and Articles of Association. (4)
3.3	Amendment No. 2 to Amended and Restated Memorandum and Articles of Association. (5)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Contingent Rights Agreement, dated January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.6	Description of Registered Securities.*
10.1	Investment Management Trust Agreement, January 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration and Shareholder Rights Agreement, dated January 11, 2021, by and among the Company and the Global Partner Sponsor II LLC. (1)
10.3	Private Placement Warrants Purchase Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.4	Form of Indemnity Agreement. (2)
10.5	Promissory Note, dated November 11, 2020, by and between the Company and Global Partner Sponsor II LLC. (2)
10.6	Promissory Note, dated January 13, 2023, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (4)
10.7	Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (10)
10.8	Amendment to Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (4)
10.9	Amendment No 2. to Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (7)
10.10	Promissory Note, dated January 3, 2023, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (9)
10.11	Amendment to Promissory Note, dated January 13, 2023, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (7)
10.12	Securities Subscription Agreement, dated as of November 11, 2020, Between The Company and the Sponsor. (2)
10.13	Letter Agreement, dated January 11, 2021, by and among the Company, its officers, directors and Global Partner Sponsor II LLC. (1)
10.14†	Administrative Services Agreement, dated January 11, 2021, by and between the Company and Global Partner Sponsor II LLC. (1)
10.15	Investment Agreement, dated January 13, 2023, by and among Global Partner Acquisition Corp II, Global Partner Sponsor II LLC and Endurance Global Partner II, LLC. (4)

10.16	Letter Agreement Amendment, dated January 13, 2023, by and among Global Partner Acquisition Corp II, its officers and directors and Global Partner Sponsor II LLC. (4)
10.17	Form of Company Support Agreement (incorporated by reference to Exhibit A to Exhibit 2.1). (6)
10.18	Sponsor Letter Agreement, dated as of November 21, 2023, by and among Global Partner Sponsor II LLC, Global Partner Acquisition Corp II, Stardust Power Inc. and certain other parties thereto. (6)
10.19	Sponsor Letter Amendment, dated as of December 8, 2023, by and among Global Partner Sponsor II LLC, Global Partner Acquisition Corp II, Stardust Power Inc. and certain other parties thereto. (8)
10.20	Form of Non-Redemption Agreement. (5)
10.21	Form of Joinder to Letter Agreement.*
14.1	Code of Business Conduct and Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
97.1	Global Partner Acquisition Corp II Clawback Policy.*
99.1	Audit Committee Charter. (3)
99.2	Compensation Committee Charter. (3)
99.3	Corporate Governance and Nominating Committee Charter. (3)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2021.

(2)	Incorporated by reference to the Company’s registration statement on Form S-1, filed on December 21, 2020.

(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A, filed on December 31, 2020.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2023.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2024.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2023.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2023.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 5, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2024	Global Partner Acquisition Corp II

	By:	/s/ Chandra R. Patel
	Name:	Chandra R. Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chandra R. Patel	Chairman of the Board and Chief Executive Officer	March 19, 2024
Chandra R. Patel	(Principal Executive Officer)

/s/ Jarett Goldman	Chief Financial Officer	March 19, 2024
Jarett Goldman	(Principal Financial and Accounting Officer)

/s/ Richard C. Davis	President and Director	March 19, 2024
Richard C. Davis

/s/ Gary DiCamillo	Director	March 19, 2024
Gary DiCamillo

/s/ Claudia Hollingsworth	Director	March 19, 2024
Claudia Hollingsworth

/s/ William Kerr	Director	March 19, 2024
William Kerr