Form 10-K/A
period 2023-12-31
Global Partner Acquisition Corp II
filed 2024-04-22
CIK 1831979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 22, 2024, there were 9,194,585 Class A ordinary shares, $0.0001 par value, and 100,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
WithumSmith+Brown, PC	New York, NY	100

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Global Partner Acquisition Corp II (the “Company”) for the year ended December 31, 2023, initially filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2024 (the “Original Filing”), for the purpose of updating the disclosure in Item 9A “Controls and Procedures.” The Original Filing inadvertently omitted (a) a statement disclosing the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and (b) management’s assessment of the effectiveness of the Company’s internal control over financial reporting, including as to whether or not such internal control was effective, as of December 31, 2023. This Amendment corrects such omission and amends and replaces Item 9A “Controls and Procedures” in its entirety.

Except as described above, no other changes are being made to the Original Filing, and this Amendment consists only of the facing page, this explanatory note, Item 9A “Controls and Procedures” and the signature page to the Amendment. Further, except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Registrant’s other filings with the SEC subsequent to the filing of the Original Filing.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2023 and our disclosure controls and procedures had no material weakness as of December 31, 2023 in accounting for complex financial instruments. See “Changes in Internal Control over Financial Reporting”, below. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2024	Global Partner Acquisition Corp II

	By:	/s/ Chandra R. Patel
	Name:	Chandra R. Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)