Form 10-Q
period 2024-03-31
Global Partner Acquisition Corp II
filed 2024-05-15
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 9,194,585 of the Company’s Class A ordinary shares, par value $0.0001 per share, and 100,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

GLOBAL PARTNER ACQUISITION CORP II

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Global Partner Acquisition Corp II

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets -
Cash and cash equivalents	$2,000	$22,000
Prepaid expenses	120,000	14,000
Total current assets	122,000	36,000
Cash held in Trust Account	20,209,000	43,704,000
Total assets	$20,331,000	$43,740,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities–
Accounts payable	$2,000	$64,000
Promissory Note – related party	755,000	755,000
Extension promissory notes – related party	3,187,000	2,726,000
Accrued liabilities	6,105,000	4,327,000
Total current liabilities	10,049,000	7,872,000
Other liabilities –
Warrant liability	978,000	337,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	21,527,000	18,709,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 1,794,585 and 3,931,719 shares, respectively (at approximately $11.26 and $11.12 per share at March 31, 2024 and December 31, 2023, respectively)	20,209,000	43,704,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at March 31, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, -0- issued and outstanding (excluding 1,794,585 and 3,931,719 shares, respectively, subject to possible redemption at March 31, 2024 and December 31, 2023)	-	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 7,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(21,406,000)	(18,674,000)
Total shareholders’ deficit	(21,405,000)	(18,673,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$20,331,000	$43,740,000

See accompanying notes to unaudited condensed consolidated financial statements.

Global Partner Acquisition Corp II

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2024	2023

Revenues	$-	$-
General and administrative expenses	2,091,000	1,078,000
Gain from settlement and release of liabilities	-	(2,961,000)
Income (loss) from operations	(2,091,000)	1,883,000
Other income (expense)
Income from cash and investments held in the Trust Account	273,000	921,000
Write-off contingent warrants associated with shares redeemed	-	130,000
Change in fair value of warrant liability	(641,000)	(2,020,000)
Net (loss) income	$(2,459,000)	$914,000

Weighted average Class A ordinary shares outstanding – basic and diluted	2,006,000	7,118,000
Net (loss) income per Class A ordinary share – basic and diluted	$(0.26)	$0.06
Weighted average Class B ordinary shares outstanding – basic and diluted	7,500,000	7,500,000
Net (loss) income per Class B ordinary share – basic and diluted	$(0.26)	$0.06

See accompanying notes to unaudited condensed consolidated financial statements.

Global Partner Acquisition Corp II

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

For the three months ended March 31, 2024:

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2023	7,500,000	$1,000	$-	$(18,674,000)	$(18,673,000)
Accretion in value of Class A ordinary shares subject to possible redemption	-	-	-	(273,000)	(273,000)
Net (loss) income	-	-	-	(2,459,000)	(2,459,000)
Balances, March 31, 2024 (unaudited)	7,500,000	$1,000	$-	$(21,406,000)	$(21,405,000)

For the three months ended March 31, 2023:

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances, December 31, 2022	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of Class A ordinary shares subject to possible redemption	-	-	-	(1,371,000)	(1,371,000)
Net income	-	-	-	914,000	914,000
Balances, March 31, 2023 (unaudited)	7,500,000	$1,000	$-	$(15,192,000)	$(15,191,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Global Partner Acquisition Corp II

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2024	2023
Cash flow from operating activities:
Net (loss) income	$(2,459,000)	$914,000
Adjustments to reconcile net income to net cash used in operating activities
Income from cash and investments held in Trust Account	(273,000)	(921,000)
Change in fair value of warrant liability	641,000	2,020,000
Write-off of contingent warrants associated with shares redeemed in 2023	-	(130,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(106,000)	(198,000)
(Decrease) in accounts payable	(62,000)	(64,000)
Increase (decrease) in accrued liabilities and other	1,778,000	(2,188,000)
Net cash used in operating activities	(481,000)	(567,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(450,000)
Cash withdrawn from Trust Account to pay redemptions	23,768,000	265,050,000
Net cash provided by investing activities	23,768,000	264,600,000

Cash flows from financing activities:
Redemption of 2,137,134 and 26,068,281 Class A common shares in 2024 and 2023, respectively	(23,768,000)	(265,050,000)
Repayment of promissory note – related party	-	(30,000)
Proceeds of Extension Promissory Note – related party	461,000	949,000
Net cash (used in) provided by financing activities	(23,307,000)	264,131,000

Net change in cash	(20,000)	(98,000)
Cash and cash equivalents at beginning of the period	22,000	101,000
Cash and cash equivalents at end of the period	$2,000	$3,000

Supplemental disclosure of non-cash financing activities:
Settlement and release of liabilities	$-	$2,961,000

See accompanying notes to unaudited condensed consolidated financial statements.

Global Partner Acquisition Corp II

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(unaudited)

Note 1 – Description of Organization and Business Operations

Global Partner Acquisition Corp II was incorporated under the laws of the Cayman Islands as an exempted company on November 3, 2020. Together with its wholly owned subsidiaries Strike Merger Sub I, Inc., a Delaware corporation and a direct wholly-owned subsidiary of GPAC II (“First Merger Sub”) and Strike Merger Sub II, LLC., a Delaware limited liability company and a direct wholly-owned subsidiary of GPAC II (“Second Merger Sub”), both incorporated or formed in Delaware in November 2023 (collectively the “Company” and “GPAC II”), the Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from November 3, 2020 (inception) to March 31, 2024 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Public Offering.

In January 2023, the shareholders of the Company (the “shareholders”) took various actions and the Company entered into various agreements resulting in a change of control of the Company, redemption of approximately 87% of its Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), an extension of the date to complete a Business Combination and certain additional financing and other matters as discussed in further detail in the Form 10-K Annual Report filed on March 19, 2024 (the “Form 10-K”), the amended report on Form 10-K/A filed on April 22, 2024 amending the Form 10-K (the “Form 10-K/A”, and together with Form 10-K, the “Annual Report”), and the Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 18, 2023.

On January 9, 2024, in connection with the 2024 Extension Meeting (as defined below), there was a further extension of the date to complete a business combination resulting in a new date upon which the Company must complete a Business Combination (the “New Termination Date”), as well as shareholder redemptions of 2,137,134 Class A Ordinary Shares for approximately $23,615,000 and non-redemption agreements with holders of 1,503,254 Class A Ordinary Shares in exchange for the transfer of 127,777 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with Class A Ordinary Shares, the “Ordinary Shares”), following the conversion of 7,400,000 Class B Ordinary Shares into Class A Ordinary Shares, and the increase in the amount available to the Company under the extension promissory notes among other items, as discussed in various notes below regarding the 2024 Extension Meeting and as described in the Form 8-K filed with the SEC on January 16, 2024 and April 8, 2024.

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

In January 2023, the following material transactions, among others, changed the control of the Company and its resources, all as further discussed in these notes to condensed consolidated financial statements, as follows:

1.	On January 11, 2023, the Company held the 2023 Extension Meeting (as defined below) of its shareholders in which the shareholders approved the proposal to amend the Company’s amended and restated memorandum and articles of association (the “2023 Extension Amendment Proposal”) to extend the date required to complete a Business Combination. In connection with the vote to approve the 2023 Extension Amendment Proposal, the holders of 26,068,281 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 resulting in 3,931,719 Class A Ordinary Shares remaining outstanding.

2.	On January 13, 2023, the Company, entered into an Investment Agreement (the “Investment Agreement”) with the Sponsor and Endurance Global Partner II, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor agreed to contribute to the Sponsor an aggregate amount in cash equal to up to $3,000,000, which amount is being loaned to the Company in accordance with the January 13, 2023 Note (as defined below), in consideration for which, the Sponsor issued to the Investor interests in certain equity securities of the Company.

3.	Pursuant to the Investment Agreement, the Sponsor transferred control of the Sponsor to affiliates of Antarctica Capital Partners LLC.

4.	Pursuant to the Investment Agreement, the Sponsor agreed to lend to the Company the funds required to pay expenses incurred by the Company and reasonably related to the costs and expenses of facilitating the extension of the term of the Company.

5.	On January 13, 2023, Paul J. Zepf, Pano Anthos, Andrew Cook, James McCann and Jay Ripley tendered their resignations as directors of the Company. Additionally, Paul J. Zepf and David Apseloff resigned as officers of the Company. There was no known disagreement with any of the outgoing directors or officers on any matter relating to the Company’s operations, policies or practices.

6.	The Company made settlements and received releases from several creditors in exchange for cash payments made resulting in the reduction of approximately $2,961,000 of accrued liabilities which is reflected as a credit to operating expenses in the accompanying consolidated statements of operations.

See also below regarding the 2024 Extension Meeting.

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

The Company’s amended and restated memorandum and articles of association provided that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any Class A Ordinary Shares that are not subject to all the restrictions applicable to Class B Ordinary Shares under the terms of that certain letter agreement, dated as of January 11, 2021, by and among the Company and its officers, its directors and the Sponsor (as amended) (the “Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a business combination pursuant to the amended and restated memorandum and articles of association, July 14, 2024 if extended per below (previously January 14, 2023 and then January 14, 2024 as discussed below) (the “Termination Date”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by the Termination Date, subject to applicable law, which includes the extended time that the Company has to consummate a Business Combination beyond the Termination Date as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of holders of Public Shares.

On January 11, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate a Business Combination from January 14, 2023 to April 23, 2023 and to allow the Company, without another shareholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time up until the Termination Date of January 14, 2024. Upon each of the nine one-month extensions, the Sponsor or one or more of its affiliates, members or third-party designees may contribute to the Company $150,000 as a loan to be deposited into the Trust Account. During the year ended on December 31, 2023 the board of directors of the Company approved (i) one-month extensions of the Termination Date in from April through December, resulting in a new Termination Date of January 14, 2024, and (ii) draws of an aggregate of $1,800,000 pursuant to the Extension Promissory Note - related party (as defined below) to fund the extensions.

On January 9, 2024, the Company held the extraordinary general meeting of shareholders of the Company (the “2024 Extension Meeting”) to amend (the “2024 Articles Amendment”), by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination until the New Termination Date for a total of an additional six months after January 14, 2024, unless the closing of a Business Combination shall have occurred prior thereto (collectively, the “2024 Extension Amendment Proposal”); to eliminate, by way of special resolution, from the amended and restated memorandum and articles of association the limitation that GPAC II may not redeem Class A Ordinary Shares to the extent that such redemption would result in GPAC II having net tangible assets of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”); to provide, by way of special resolution, that Public Shares may be issued to the Sponsor by way of conversion of Class B Ordinary Shares, into Public Shares, despite the restriction on issuance of additional Public Shares (the “Founder Conversion Amendment Proposal” and together with the 2024 Extension Amendment Proposal and Redemption Limitation Amendment Proposal, the “Proposals”); and, if required an adjournment proposal to adjourn, by way of ordinary resolution, the 2024 Extension Meeting to a later date or dates, if necessary, (i) to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the 2024 Extension Meeting, there are insufficient Ordinary Shares at the 2024 Extension Meeting to approve the Proposals, or (ii) where the board of directors of the Company has determined it is otherwise necessary (the “Adjournment Proposal”). The shareholders of the Company approved the Proposals at the 2024 Extension Meeting and on January 11, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands.

Also, on January 9, 2024 and in connection with the 2024 Extension Meeting to approve the 2024 Extension Amendment Proposal, the Company’s Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties, pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 1,503,254 Class A Ordinary Shares of the Company in connection with the 2024 Extension Amendment Proposal. In exchange for the foregoing commitments not to redeem such Class A Ordinary Shares of the Company, the Sponsor agreed to transfer or cause to be issued for no consideration, an aggregate of 127,777 Ordinary Shares and simultaneous forfeiture of 127,777 Ordinary Shares in connection with the Company’s completion of its initial Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Capital Market (the “Nasdaq”). If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding Ordinary Shares voted are voted in favor of the Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on funds held in the Trust Account and not previously released to pay income taxes. As a result, such Class A Ordinary Shares are recorded at the redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The amount in the Trust Account is initially funded at $10.00 per public Class A Ordinary Share ($300,000,000 held in the Trust Account divided by 30,000,000 Public Shares), see however Note 3 regarding shareholder redemptions in both January 2024 and 2023.

As further discussed above, the Company will have until the New Termination Date, that was proposed to and approved by the Company’s shareholders on January 9, 2024 in the form of an amendment to the Company’s amended and restated memorandum and articles of association. If the Company does not complete a Business Combination by the New Termination Date, it shall (i) cease all operations except for the purposes of winding up and (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public Class A Ordinary Shares for a per share pro rata portion of the Trust Account, including interest earned on funds held in the Trust Account and not previously released to pay income taxes (less up to $100,000 of such net interest to pay dissolution expenses) and as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire Class A Ordinary Shares in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account with respect to the Class A Ordinary Shares so acquired upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination by the New Termination Date. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined below) in the Public Offering.

Mandatory Liquidation and Going Concern:

At March 31, 2024, the Company had approximately $2,000 in cash and approximately $9,927,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete an initial Business Combination by July 14, 2024, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. In connection with its financial position and intention to complete a Business Combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to the Termination Date. There is no assurance for the Company that, (1) the financing from the Sponsor will be adequate and (2) plans to consummate a Business Combination will be successful by July 14, 2024. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, First Merger Sub and Second Merger Sub, both formed to facilitate the acquisition of Stardust Power Inc., a Delaware corporation (“Stardust Power”) (Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future periods.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s audited financial statements included in the Company’s Annual Report which contains the audited financial statements and notes thereto as of December 31, 2023 and for the year then ended.

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net (Loss) Income per Ordinary Share:

Net (loss) income per Ordinary Share is computed by dividing (loss) income applicable to Ordinary Shareholders by the weighted average number of Ordinary Shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 10,551,283 at March 31, 2024 (11,221,954 at December 31, 2023) Class A Ordinary Shares in the calculation of diluted (loss) income per Ordinary Share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted (loss) income per Ordinary Share is the same as basic (loss) income per Ordinary Share for the period.

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata among the two classes of shares. Net (loss) income per Ordinary Share is calculated by dividing the net (loss) income by the weighted average number of Ordinary Shares outstanding during the respective period. The changes in redemption value that are accreted to Public Shares subject to redemption (see below) is representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the earnings per share after allocating (loss) income between the shares based on outstanding shares:

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net (loss) income per Ordinary Share:
Allocation of (loss) income– basic and diluted	$(519,000)	$(1,940,000)	$447,000	$467,000
Denominator:
Basic and diluted weighted average Ordinary Shares:	2,006,000	7,500,000	7,118,000	7,500,000

Basic and diluted (loss) income per Ordinary Share	$(0.26)	$(0.26)	$0.06	$0.06

Concentration of Credit Risk:

The Company can have significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements” (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of March 31, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and notes payable – related party approximate their fair values primarily due to the short-term nature of the instruments.

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

Use of Estimates:

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheet and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 30,000,000 Class A Ordinary Shares sold as part of the Units (as defined below) in the Public Offering contain a redemption feature that allows for the redemption under the Company’s liquidation or tender offer/shareholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. All of the Public Shares are redeemable, and are subject to redemption on the enclosed condensed consolidated balance sheets.

On January 9, 2024, in connection with the vote to approve the 2024 Extension Amendment Proposal, the holders of 2,137,134 Class A Ordinary Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share for an aggregate redemption amount of approximately $23,615,000 reducing the number of Class A Ordinary Shares from 3,931,719 to 1,794,585.

Previously, on January 11, 2023, in connection with the vote to approve the 2023 Extension Amendment Proposal the holders of 26,068,281 Class A Ordinary Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.167 per share for an aggregate redemption amount of approximately $265,050,000 reducing the number of Class A Ordinary Shares to 3,931,719.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, 1,794,585 and 3,931,719 shares, respectively, were classified outside of permanent deficit at March 31, 2024 and December 31, 2023. Public Shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Public Offering	$300,000,000	30,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)	-
Offering costs	(16,254,000)	-
Plus: Accretion of carrying value to redemption value	30,354,000	-
Subtotal at inception and at December 31, 2021	300,000,000	30,000,000
Plus: Accretion of carrying value to redemption value	4,675,000	-
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$304,675,000	30,000,000
Less: Class A Ordinary Shares redeemed on January 11, 2023	(265,050,000)	(26,068,281)
Plus: Accretion of carrying value to redemption value	4,079,000	-
Balance at December 31, 2023	$43,704,000	3,931,719
Less: Public Shares redeemed on January 9, 2024	(23,768,000)	(2,137,134)
Plus: Accretion of carrying value to redemption value	273,000	-
Balance at March 31, 2024 (unaudited)	$20,209,000	1,794,585

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statement of operations. Costs associated with issuing the warrants accounted for as liabilities are charged to operations when the warrants are issued.

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the unaudited condensed consolidated balance sheet through the date that the unaudited condensed consolidated financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the financial statement have been recognized or disclosed.

On April 5, 2024, the Sponsor converted 7,400,000 Class B Ordinary Shares into Class A Ordinary Shares, on a one-for-one basis. The Sponsor waived any right to receive funds from the Company’s Trust Account with respect to the Class A Ordinary Shares received upon such conversion and acknowledged that such shares will be subject to all of the restrictions applicable to the Class B Ordinary Shares under the terms of that certain letter agreement, dated as of January 11, 2021, by and among the Company and its officers, its directors and the Sponsor (as amended). Following the conversion, the Company had a total of 9,194,585 Class A Ordinary Shares and 100,000 Class B Ordinary Shares outstanding.

On April 24, 2024, the Company, First Merger Sub, Second Merger Sub, and Stardust Power, entered into Amendment No. 1 (the “Amendment”) to that certain Business Combination Agreement, dated November 21, 2023, (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), to, among other things, (i) amend the definition of “Equity Value” and (ii) amend the definition of “Alternative Financing.” Other than the terms of the Amendment, all of the terms, covenants, agreements, and conditions of the Business Combination Agreement remain in full force and effect in accordance with its original terms.

Recent Accounting Pronouncements:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company has adopted this standard for its Extension promissory notes and there is no impact to the unaudited condensed consolidated financial statements – related party as further discussed in Note 4.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Public Offering

On January 14, 2021, the Company consummated the Public Offering and sale of 30,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A Ordinary Shares, one-sixth of one detachable redeemable warrant (the “Detachable Redeemable Warrants”) and the contingent right to receive, in certain circumstances, in connection with the Business Combination, one-sixth of one distributable redeemable warrant for each Public Share that a Public Shareholder holds and does not redeem in connection with the Company’s initial Business Combination (the “Distributable Redeemable Warrants,” and together with the Detachable Redeemable Warrants, the “Redeemable Warrants”). Each whole Redeemable Warrant offered in the Public Offering is exercisable to purchase one of the Company’s Class A Ordinary Shares. Only whole Redeemable Warrants may be exercised. Under the terms of the warrant agreement, the Company has agreed to use its commercially reasonable efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination covering the Class A Ordinary Shares issuable upon the exercise of warrants. No fractional shares will be issued upon exercise of the Redeemable Warrants. If, upon exercise of the Redeemable Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the Redeemable Warrant holder. Each Redeemable Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the New Termination Date, the Redeemable Warrants will expire at the end of such period. If the Company is unable to deliver registered Class A Ordinary Shares to the holder upon exercise of a Redeemable Warrant during the exercise period, there will be no net cash settlement of these Redeemable Warrants and the Redeemable Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Redeemable Warrants become exercisable, the Company may redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Redeemable Warrant holders, and that certain other conditions are met. Once the Redeemable Warrants become exercisable, the Company may also redeem the outstanding Redeemable Warrants in whole and not in part at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the Class A Ordinary Shares equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the Class A Ordinary Shares is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above (the “Public Warrants”). If issued, the Distributable Redeemable Warrants are identical to the Redeemable Warrants and together represent the Public Warrants.

The Company had granted the underwriters a 45-day option to purchase up to 2,500,000 Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions, and such option was exercised in full at the closing of the Public Offering and included in the 30,000,000 Units sold on January 14, 2021.

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering, and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s initial Business Combination. During the three months ended March 31, 2024, both of the underwriters agreed to waive their right to the deferred underwriting fee in connection with the completion of a business combination. As such, the $10,500,000 liability will be reversed in connection with the closing of an initial business combination.

Shareholders approved the 2023 Extension Amendment Proposal at the extraordinary general meeting held on January 11, 2023 (the “2023 Extension Meeting”) and on January 11, 2023, in connection with the 2023 Extension Amendment Proposal vote, the holders of 26,068,281 Class A Ordinary Shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.167 per share, for an aggregate redemption amount of approximately $265,050,166. In addition, 4,344,714 contingent redeemable warrants will no longer be available to the former holders of the 26,068,281 Class A Ordinary Shares redeemed and so the carrying amount of those warrants, approximately $130,000, was removed from the warrant liabilities on the unaudited condensed consolidated balance sheet.

On January 11, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331.  In addition, 356,189 contingent Distributable Redeemable Warrants will no longer be available to the former holders of the 2,137,134 Class A Ordinary Shares redeemed and so the carrying amount of those warrants has been removed from the warrant liabilities on the unaudited condensed consolidated balance sheet at March 31 2024. In addition, 356,189 contingent redeemable warrants will no longer be available to the former holders of the 2,137,134 Class A ordinary shares redeemed and so the carrying amount of those warrants was removed from the warrant liabilities on the unaudited condensed consolidated balance sheet and included in the fair value adjustment at March 31, 2024 due to its immateriality.

Note 4 – Related Party Transactions

Founder Shares:

During 2020, the Sponsor purchased 7,187,500 Class B Ordinary Shares (the “Founder Shares”) for $25,000 (which amount was paid directly for organizational costs and costs of the Public Offering by the Sponsor on behalf of the Company), or approximately $0.003 per share. In January 2021, the Company effected a share capitalization resulting in there being an aggregate of 7,500,000 Founder Shares issued. The Founder Shares are substantially identical to Class A Ordinary Shares included in the Units sold in the Public Offering except that the Founder Shares that are currently still Class B Ordinary Shares will automatically convert into Class A Ordinary Shares, on a one-for-one basis, at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, and are subject to certain transfer restrictions, as described in more detail below, and the Founder Shares are subject to vesting as follows: 50% upon the completion of a Business Combination and then 12.5% on each of the attainment of Return to Shareholders (as defined in the agreement) exceeding 20%, 30%, 40% and 50%. Certain events, as defined in the agreement, could trigger an immediate vesting under certain circumstances. Founder Shares that do not vest within an eight-year period from the closing of the Business Combination will be cancelled.

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

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the August 1, 2022 Note was $755,000 and $755,000, respectively.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note (as defined below) to the earlier of (i) the Termination Date, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 31, 2024, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Note. At the election of the Sponsor or its registered assigns or successors in interest (the “Payee”), $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share, of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering.

On January 13, 2023, the Company issued the promissory note (the “January 13, 2023 Note”) in the principal amount of up to $4,000,000, as amended on February 13, 2024, to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the Extension and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, up to $1,750,000 of the January 13, 2023 Note may be converted, at the option of the lender, into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the three months ended March 31, 2024 and 2023, the Company made drawdowns aggregating approximately $461,000 and $604,000, respectively, under the January 13, 2023 Note for working capital and in order to pay extension payments. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At March 31, 2024 and December 31, 2023, the outstanding principal balance under the January 13, 2023 Note was approximately $3,186,000 and $2,726,000, respectively.

Subsequent to March 31, 2024 the Company borrowed an aggregate $130,406 to fund working capital needs.

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. Approximately $75,000 was charged to general and administrative expenses during each of the three periods ended March 31, 2024 and 2023 for this agreement. There were amounts of approximately $350,000 and $275,000 included in accrued liabilities at March 31, 2024 and December 31, 2023, respectively.

Note 5 – Accounting for Warrant Liability

At March 31, 2024 and December 31, 2023, there were 10,551,283 and 11,221,954 warrants, respectively, outstanding including 4,984,616 Public Warrants and 5,566,667 Private Placement Warrants outstanding at March 31, 2024 and 5,655,286Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2023. An aggregate of 4,700,903 of the original 5,000,000 contingent redeemable warrants that would have been exercisable by the former holders of the 2,137,134 Class A Ordinary Shares redeemed in January 2024 and the 26,068,281 Class A Ordinary Shares redeemed in January 2023 are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s Ordinary Shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the Company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description (unaudited)	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$477,000	$-	$477,000	$-
Private Placement Warrants	501,000	-	501,000	-
Warrant liability at March 31, 2024	$978,000	$-	$978,000	$-

Description	At December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant Liabilities:
Public Warrants	$150,000	$150,000	$-	$-
Private Placement Warrants	187,000	-	187,000	-
Warrant liability at December 31, 2023	$337,000	$150,000	$187,000	$-

At March 31, 2024 and December 31, 2023 the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period. During the three months ended March 31, 2024 the Company transferred its Public Warrants from Level 1 to Level 2 based on the trading of the Public Warrants. There were no transfers during the year ended December 31, 2023.

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

As further discussed in these notes to unaudited condensed consolidated financial statements, on January 9, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,000. Further, on January 11, 2023, in connection with the 2023 Extension Meeting, holders of 26,068,281 Class A Ordinary Shares exercised their right to redeem their shares for cash at $10.16 per share, for an aggregate redemption amount of approximately $265,050,000.

The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held to maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The funds in the Trust Account were held in an interest-bearing cash account at March 31, 2024 and December 31, 2023.

Note 7 – Shareholders’ Deficit

Ordinary Shares:

The authorized Ordinary Shares include 500,000,000 Class A Ordinary Shares and 50,000,000 Class B Ordinary Shares or 550,000,000 Ordinary Shares in total. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its shareholders vote on the Business Combination to the extent the Company seeks shareholder approval in connection with its Business Combination. Except with respect to matters pertaining to directors prior to the Business Combination, holders of the Company’s Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class and are entitled to one vote for each Class A Ordinary Shares and Class B Ordinary Shares.

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

At March 31, 2024 and December 31, 2023, there were 7,500,000 Class B Ordinary Shares issued and outstanding, and 0 Class A Ordinary Shares issued and outstanding (after deducting 1,794,585 and 3,931,719, respectively, Class A Ordinary Shares subject to possible redemption at March 31, 2024 and December 31, 2023).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 (the “Preference shares”), with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no Preference shares issued or outstanding.

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

Risks and Uncertainties:

COVID-19 — Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have an effect on the Company’s unaudited condensed financial position, results of operations and/or search for a target company and/or a target company’s unaudited condensed financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ongoing Conflicts — The impact of ongoing and evolving military conflicts, including the invasion of Ukraine by Russia and the Israel-Hamas war, and economic sanctions and countermeasures on domestic and global economic and geopolitical conditions in general is not determinable as of the date of these condensed consolidated financial statements.

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

As indicated in the accompanying financial statements, as of March 31, 2024, we had approximately $2,000 of cash and negative working capital of approximately $9,927,000. Further, we expect to incur significant costs in the pursuit of our initial Business Combination and if we cannot complete a Business Combination by, as extended on January 14, 2024, July 14, 2024 we could be forced to wind up our operations and liquidate unless we receive an extension approval from our shareholders. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Business Combination Agreement

On November 21, 2023, the Company, entered into the Business Combination Agreement with First Merger Sub, Second Merger Sub, and Stardust Power.

The Business Combination Agreement provides for, among other things, the following transactions to occur at or immediately prior to the closing of the transaction (the “Closing”), including the Domestication (as defined below) and the Mergers (as defined below, and together with Domestication, the “Transactions”): (i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”); (ii) following the Domestication, First Merger Sub will merge with and into Stardust Power, with Stardust Power as the surviving company in the merger (the “First Merger”); and (iii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, Stardust Power will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving company of the Second Merger, and as a result of which the surviving company will become a wholly-owned subsidiary of the Company. Upon the Closing, the Company will change its name to “Stardust Power Inc.” and will continue trading on Nasdaq under the new symbols “SDST” and “SDSTW,” respectively, following Closing. At Closing, in connection with the Transactions, the Company and certain stockholders of Stardust Power will enter into a Shareholder Agreement, a Registration Rights Agreement and a Lock-Up Agreement, each in form and in substance to be agreed, to be effective upon the Closing.

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

The aggregate transaction expenses as a result of the business combination are expected to be approximately $10.0 million. Such transaction expenses do not include the deferred underwriting commissions incurred in connection with the Company’s initial public offering because UBS Securities LLC and RBC Capital Markets, LLC, the underwriters for the Company’s initial public offering, have each agreed to waive the deferred underwriting commission aggregating approximately $10,500,000 in connection with the closing of the business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the transaction expenses and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the transaction expenses.

The Business Combination is expected to close in the first half of 2024, prior to July 14, 2024, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

The Business Combination Agreement and the Transactions contemplated thereby to occur at or immediately prior to the Closing are discussed in further detail in Note 2 to the Company’s December 31, 2023 financial statements, which were approved by the boards of directors of each of the Company and Stardust Power, and are incorporated by reference herein.

Recent Developments

Extension of Combination Period

On January 9, 2024, we held the 2024 Extension Meeting: (i) to amend, by way of special resolution, the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from January 14, 2024 to July 14, 2024 for a total of an additional six months after January 14, 2024, unless the closing of a business combination shall have occurred prior thereto; (ii) to eliminate, by way of special resolution, from the Company’s amended and restated memorandum and articles of association the limitation that the Company may not redeem Class A Ordinary Shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation; and (iii) to provide, by way of special resolution, that Public Shares may be issued to the Sponsor by way of conversion of Class B Ordinary Shares into Public Shares, despite the restriction on issuance of additional Public Shares. The shareholders of the Company approved the Proposals at the 2024 Extension Meeting and on January 11, 2024, the Company filed the 2024 Articles Amendment with the Registrar of Companies of the Cayman Islands. In connection with 2024 Extension Meeting, the holders of 2,137,134 Class A Ordinary Shares properly exercised their right to redeem their shares for an aggregate price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331. Following the redemptions, 1,794,585 Class A Ordinary Shares remain outstanding.

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

On February 13, 2024, the Company and the Sponsor entered into an amendment to the January 13, 2023 Note to (1) extend the maturity date of the January 13, 2023 Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company and (2) increase the principal sum of the January 13, 2023 Note from $3,000,000 to $4,000,000.

On February 13, 2024, the Company and the Sponsor entered into an amendment to the August 1, 2022 Note, as amended on January 13, 2023, to extend the maturity date of the August 1, 2022 Note to the earlier of (i) July 14, 2024, (ii) the consummation of a business combination of the Company and (iii) the liquidation of the Company.

Nasdaq Delisting Notices

On January 16, 2024, we received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless we timely request a hearing before the Nasdaq Hearing Panel (the “Panel”), our securities (shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market due to our non-compliance with Nasdaq IM-5101-2, which requires that a SPAC must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since our registration statement for its initial public offering became effective on January 14, 2021, the Company was required by IM-5101-2 to complete its initial business combination by no later than January 14, 2024. On January 23, 2024, the Company timely submitted a hearing request to appeal Nasdaq’s determination to the Nasdaq Hearings Panel to request sufficient time to complete a business combination, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series (the “Hearing Request”). The Hearing Request stayed the suspension of our securities and the termination of registration of the securities with Nasdaq as required by the rules of the SEC pending the Panel’s decision and, therefore, Nasdaq’s notice had no immediate effect on the listing of our securities on Nasdaq.

On January 29, 2024, we received a notice from the Nasdaq stating that we failed to hold an annual meeting of shareholders within 12 months after its fiscal year ended December 31, 2022, as required by Nasdaq Listing Rule 5620(a). This matter served as an additional basis for delisting our securities from Nasdaq and the Panel considered this additional matter in its decision regarding our continued listing on the Nasdaq Capital Market. The Company presented its views with respect to this additional deficiency to the Panel in writing on February 5, 2024.

The Nasdaq Hearing Panel’s hearing for the Company was held on April 2, 2024. The Nasdaq Hearing Panel granted the Company’s request for an extension until June 3, 2024, subject to possibly extension until but no later than the New Termination Date.

Results of Operations

For the period from November 3, 2020 (date of inception) to March 31, 2024, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. Costs for such Sponsor provided administrative services aggregate approximately $75,000 for each of the three months ended March 31, 2024 and 2023. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $159,000 and $248,000, respectively, for the three months ended March 31, 2024 and 2023. Professional costs for work associated with reviewing potential Business Combinations as well as with the January 2024 and 2023 proxy and Extension Meetings was approximately $1,857,000 and $744,000, respectively, in the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying unaudited condensed consolidated statements of operations.

As we evaluate initial Business Combination candidates, our costs are expected to increase significantly in connection with investigating potential initial Business Combination candidates, as well as professional, due diligence and consulting fees and travel costs that are required and professional and other costs associated with negotiating and executing a definitive agreement and related agreements and related required public reporting and governance matters.

Other income (expense) includes both interest income and the change in the fair value of the Public Warrants and Private Placement Warrants at each reporting date. Interest income was approximately $273,000 and 921,000 respectively, for the three months ended March 31, 2024 and 2023. The variation in interest income reflects market conditions as well as changing Trust Account balances due to redemptions. The Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was item of other expense of an aggregate of approximately $641,000 and $1,890,000 (including the approximately $130,000 write-off of forfeited contingent warrants for shares redeemed), respectively in the three months ended March 31, 2024 and 2023.

There were no income tax expenses for the three months ended March 31, 2024 or 2023 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three months ended March 31, 2024 or 2023.

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A Ordinary Shares at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the Trust Account were initially invested in cash. At March 31, 2024 and December 31, 2023, the proceeds in the Trust Account were invested in cash.

The net proceeds from the Public Offering and private placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At March 31, 2024 and December 30, 2023, we had approximately $2,000 and $22,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an initial Business Combination.

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

During the three months ended March 31, 2024, the Company’s liquidity was also impacted by the forfeiture by two underwriters of the entire underwriters deferred commissions of $10,500,000.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B Ordinary Shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our Sponsor under the Note, a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at March 31, 2024 and December 31, 2023.

Mandatory Liquidation and Going Concern:

At March 31, 2024, the Company has approximately $2,000 in cash and approximately $9,927,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Further, if the Company cannot complete an initial Business Combination by July 14, 2024, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. In connection with its financial position and intention to complete a Business Combination, the Company has secured financing from its Sponsor. The Company’s plan to deal with these uncertainties is to use the financing from the Sponsor to complete a Business Combination prior to the Termination Date. There is no assurance for the Company that, (1) the financing from the Sponsor will be adequate and (2) plans to consummate a Business Combination will be successful by July 14, 2024. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 1, 2022, the Company issued a promissory note in the principal amount of up to $2,000,000 to its Sponsor (the “August 1, 2023 Note”). The August 1, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2023 Note bears no interest and was due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the consummation of an initial Business Combination. On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note to the earlier of (i) the Termination Date of January 14 2024, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company. As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the August 1, 2023 Note was approximately $755,000 and $755,000, respectively.

On January 3, 2023, the Company issued the January 3, 2023 Note in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of March 31, 2024, no amount has been drawn down and there is no outstanding principal balance under the January 3, 2023 Note. At the election of the Payee, $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company (“Warrants”), at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering. . As of March 31, 2024 and December 31, 2023, the outstanding principal balance under the January 3, 2023 Note was approximately $3,186,761 and $2,726,355, respectively.

On January 13, 2023, the Company issued the January 13, 2023 Note in the principal amount of up to $4,000,000, as amended on February 13, 2024, to its Sponsor. The January 13, 2023 Note was issued in connection with advances the Sponsor may make to the Company for contributions to the Trust Account in connection with the 2023 Extension Amendment Proposal and other expenses reasonably related to its business and the consummation of the Business Combination. The January 13, 2023 Note bears no interest and is due and payable upon the Business Combination. At the election of the Payee, up to $1,750,000 of the January 13, 2023 Note may be converted, at the option of the lender, into Warrants, at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share of the Company. The Warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Public Offering.

During the three months ended March 31, 2024 and 2023, the Company made drawdowns aggregating approximately $461,000 and $604,000, respectively, under the January 13, 2023 Note for working capital and in order to pay extension payments. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At March 31, 2024 and December 31, 2023, the outstanding principal balance under the January 13, 2023 Note was approximately $3,187,000 and $4,327,000, respectively.

Subsequent to March 31, 2024 the Company borrowed an aggregate $130,406 to fund its working capital needs.

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

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we have not consummated our initial Business Combination by the New Termination Date because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Contractual obligations

At March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with the Sponsor, pursuant to which the Company pays the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support.

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

Critical Accounting Estimates

The requirement under 229.303 (Item 303) Management’s discussion and analysis of financial condition and results of operations is: Critical accounting estimates. Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Critical accounting estimates provide qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations to the extent the information is material and reasonably available. This information should include why each critical accounting estimate is subject to uncertainty and, to the extent the information is material and reasonably available, how much each estimate and/or assumption has changed over a relevant period, and the sensitivity of the reported amount to the methods, assumptions and estimates underlying its calculation.

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the period ending December 31, 2021 and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Management assessed the effectiveness of our internal control over financial reporting on March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were effective. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (1)
3.1	Amendment No. 2 to Amended and Restated Memorandum and Articles of Association. (2)
10.1	Amendment No. 2 to Promissory Note, dated August 1, 2022, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (3)
10.2	Amendment to Promissory Note, dated January 13, 2023, by and among Global Partner Acquisition Corp II and Global Partner Sponsor II LLC. (3)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2024.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2024.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2024.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARTNER ACQUISITION CORP II

Dated: May 15, 2024	/s/ Jarett Goldman
	Name:	Jarett Goldman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)