Form 10-Q
period 2024-06-30
Stardust Power Inc.
filed 2024-08-14
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39875

STARDUST POWER INC.

(Exact name of registrant as specified in its charter)

Delaware	99-3863616
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 E. Putnam Ave, Suite 378 Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 742-3095

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on Which Registered
Common Stock, par value $0.0001 per share	SDST	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	SDSTW	The Nasdaq Global Market

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

As of August 14, 2024, there were 47,699,608 shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On July 8, 2024 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Global Partner Acquisition Corp II (“GPAC II”) (now known as Stardust Power Inc.), a Delaware corporation that is our predecessor, consummated the previously announced business combination (the “Business Combination”) pursuant to that certain Business Combination Agreement, dated as of November 21, 2023 (as amended , the “Business Combination Agreement”), by and among Global Partner Acquisition Corp II, a Cayman Islands exempted company (“GPAC II”), Strike Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of GPAC II (“First Merger Sub”), Strike Merger Sub II, LLC, a Delaware limited liability company and direct wholly owned subsidiary of GPAC II (“Second Merger Sub”), and Stardust Power Inc., a Delaware corporation (the “Company,” “Stardust” or “Stardust Power”). On the Closing Date, pursuant to the Business Combination Agreement, prior to the consummation of the Mergers (as defined below) contemplated by the Business Combination Agreement, and upon receipt of Supermajority Acquiror Shareholder Approval (as defined therein), GPAC II merged with and into Stardust Power, with Stardust Power being the surviving company.

Unless stated otherwise, this Quarterly Report contains information about the Company before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to GPAC II and its consolidated subsidiaries before the consummation of the Business Combination and to Stardust Power and its consolidated subsidiaries after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

STARDUST POWER INC

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2024

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc.

(F/K/A Global Partner Acquisition Corp II)

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$22,000
Prepaid expenses	405,000	14,000
Total current assets	405,000	36,000

Cash held in trust account	1,531,000	43,704,000
Total assets	$1,936,000	$43,740,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,937,000	$64,000
Promissory note – related party	755,000	755,000
Extension promissory notes – related party	3,372,000	2,726,000
Accrued liabilities	5,730,000	4,327,000
Total current liabilities	11,794,000	7,872,000
Other liabilities
Warranty liability	1,906,000	337,000
Deferred underwriting commission	10,500,000	10,500,000
Total liabilities	24,200,000	18,709,000
Commitments and contingencies	-	-
Class A ordinary shares subject to possible redemption; 134,550 and 3,931,719 shares, respectively (at approximately $11.38 and $11.12 per share at June 30, 2024 and December 31, 2023, respectively)	1,531,000	43,704,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding at June 30, 2024 and December 31, 2023	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 authorized shares, 7,400,000 and 0 shares, respectively, issued and outstanding at June 30, 2024 and December 31, 2023 (excluding 134,550 and 3,931,719 shares, respectively, subject to possible redemption at June 30, 2024 and December 31, 2023)	1,000	-
Class B ordinary shares, $0.0001 par value, 50,000,000 authorized shares, 100,000 and 7,500,000 shares, respectively issued and outstanding at June 30, 2024 and December 31, 2023	-	1,000
Additional paid-in capital	-	-
Accumulated deficit	(23,796,000)	(18,674,000)
Total shareholders’ deficit	(23,795,000)	(18,673,000)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$1,936,000	$43,740,000

See accompanying notes to unaudited condensed consolidated financial statements.

Stardust Power Inc.

(F/K/A Global Partner Acquisition Corp II)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$-	$-	$-	$-
General and administrative expenses	(1,462,000)	(313,000)	(3,553,000)	(1,391,000)
Gain from settlement and release of liabilities	-	-	-	2,961,000
Operating (loss)/ income	(1,462,000)	(313,000)	(3,553,000)	1,570,000
Other incomes (expenses)
Income from cash and investments held in the Trust Account	215,000	471,000	488,000	1,392,000
Write-off contingent warrants associated with shares redeemed	-	-	-	130,000
Change in fair value of warrant liability	(928,000)	1,964,000	(1,569,000)	(56,000)
Total other income/ (expenses)	(713,000)	2,435,000	(1,081,000)	1,466,000

Net (Loss)/ income	$(2,175,000)	$2,122,000	$(4,634,000)	$3,036,000

Weighted average Class A ordinary shares outstanding -– basic and diluted	8,796,000	3,932,000	5,472,000	5,372,000
Net (loss)/ income per Class A ordinary share – basic and diluted	$(0.24)	$0.19	$(0.49)	$0.24
Weighted average Class B ordinary shares outstanding -– basic and diluted	425,000	7,500,000	3,963,000	7,500,000
Net (loss) income per Class B ordinary share – basic and diluted	$(0.24)	$0.19	$(0.49)	$0.24

See accompanying notes to unaudited condensed consolidated financial statements.

Stardust Power Inc.

(F/K/A Global Partner Acquisition Corp II)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(unaudited)

For three months ended June 30, 2024

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2024	-	$-	7,500,000	$1,000	$-	$(21,406,000)	$(21,405,000)
Conversion of class B to class A shares	7,400,000	1,000	(7,400,000)	(1,000)	-	-	-
Accretion in value of class A ordinary shares subject to redemption	-	-	-	-	-	(215,000)	(215,000)
Net (loss)	-	-	-	-	-	(2,175,000)	(2,175,000)
Balance as at June 30, 2024	7,400,000	$1,000	100,000	$-	$-	$(23,796,000)	$(23,795,000)

For six months ended June 30, 2024

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	-	$-	7,500,000	$1,000	$-	$(18,674,000)	$(18,673,000)
Conversion of class B to class A shares	7,400,000	1,000	(7,400,000)	(1,000)	-	-	-
Accretion in value of class A ordinary shares subject to redemption	-	-	-	-	-	(488,000)	(488,000)
Net (loss)	-	-	-	-	-	(4,634,000)	(4,634,000)
Balance as at June 30, 2024	7,400,000	$1,000	100,000	$-	$-	$(23,796,000)	$(23,795,000)

For three months ended June 30, 2023

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as at March 31, 2023	-	$-	7,500,000	$1,000	$-	$(15,192,000)	$(15,191,000)
Accretion in value of class A ordinary shares subject to redemption	-	-	-	-	-	(921,000)	(921,000)
Net income	-	-	-	-	-	2,122,000	2,122,000
Balance as at June 30, 2023	-	$-	7,500,000	$1,000	$-	$(13,991,000)	$(13,990,000)

For six months ended June 30, 2023

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as at December 31, 2022	-	$-	7,500,000	$1,000	$-	$(14,735,000)	$(14,734,000)
Accretion in value of class A ordinary shares subject to redemption	-	-	-	-	-	(2,292,000)	(2,292,000)
Net income	-	-	-	-	-	3,036,000	3,036,000
Balance as at June 30, 2023	-	$-	7,500,000	$1,000	$-	$(13,991,000)	$(13,990,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Stardust Power Inc.

(F/K/A Global Partner Acquisition Corp II)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net (loss)/ income	$(4,634,000)	$3,036,000

Adjustments to reconcile net (loss)/ income to net cash provided by (used in) operating activities:
Income from cash and investments held in Trust Account	(488,000)	(1,392,000)
Change in fair value of warrant liability	1,569,000	(74,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(391,000)	(134,000)
Accounts payable	1,873,000	(60,000)
Accrued liabilities and other current liabilities	1,403,000	(1,995,000)
Net cash used in operating activities	(668,000)	(619,000)
Cash flows from investing activities:
Cash deposited in Trust Account	-	(900,000)
Cash withdrawn from Trust Account to pay redemptions	42,661,000	265,050,000
Net cash provided by investing activities	42,661,000	264,150,000
Cash flows from financing activities:
Redemption of 3,797,169 and 26,068,281 Class A common shares in 2024 and 2023, respectively	(42,661,000)	(265,050,000)
Repayment of Promissory Note – related party	-	(30,000)
Proceeds of Extension Promissory Note – related party	646,000	1,454,000
Net cash used in financing activities	(42,015,000)	(263,626,000)

Net increase in cash	(22,000)	(95,000)
Cash at the beginning of the period	22,000	101,000
Cash at the end of the period	$-	$6,000

See accompanying notes to unaudited condensed consolidated financial statements.

Stardust Power Inc.

(F/K/A Global Partner Acquisition Corp II)

Notes to Condensed Consolidated Financial Statements June 30, 2024 (unaudited)

Note 1 – Description of Organization and Business Operations

Stardust Power Inc. formerly known as Global Partner Acquisition Corp II was incorporated under the laws of the Cayman Islands as an exempted company on November 3, 2020. Together with its wholly owned subsidiaries First Merger Sub and Second Merger Sub, both incorporated or formed in Delaware in November 2023, the Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Domestication and Mergers

As previously announced, GPAC II, a Cayman Islands exempted company, entered into that certain Business Combination Agreement pursuant to which on July 8, 2024 (the “Closing Date”), prior to the consummation of the Mergers (as defined below) contemplated by the Business Combination Agreement, and upon receipt of Supermajority Acquiror Shareholder Approval (as defined therein), GPAC II domesticated as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.

Prior to the Domestication, each GPAC II Class B ordinary share, par value $0.0001 per share (the “Class B Ordinary Share”), outstanding was converted into one (1) GPAC II Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share” or “Public Share,” and together with Class B Ordinary Shares, the “GPAC II Ordinary Shares”), in accordance with GPAC II’s amended and restated memorandum and articles of association (the “Articles of Association”) and as set forth in the Sponsor Letter Agreement, dated as of January 11, 2021, as amended by that certain Letter Agreement Amendment, dated as of January 13, 2023, by and among Global Partner Sponsor II, LLC (the “Sponsor”), GPAC II, and GPAC II executive officers and directors (the “Class B Ordinary Share conversion”). In connection with the Domestication, (i) each Class A Ordinary Share outstanding immediately prior to the effective time of the Domestication and following the Class B Ordinary Share conversion was converted into one share of GPAC II common stock, par value $0.0001 per share (the “GPAC II Common Stock”) and (ii) each then-issued and outstanding whole warrant exercisable for one Class A Ordinary Share was converted into a warrant exercisable for one share of GPAC II Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Warrant Agreement, dated as of January 11, 2021, by and between GPAC II and Continental Stock Transfer & Trust Company, as warrant agent (as amended or amended and restated from time to time). In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of GPAC II that has not been previously separated into the underlying Class A Ordinary Shares and the underlying GPAC II warrants was cancelled, entitling the holder thereof to one share of GPAC II Common Stock and one-sixth of one GPAC II warrant.

The Business Combination Agreement provided for, among other things, the following, all of which occurred on July 8, 2024: (i) the Domestication, (ii) following the Domestication, First Merger Sub merged with and into Stardust Power, with Stardust Power being the surviving company (also referred to herein as the “Combined Company”) in the merger (the “First Merger”) and, (iii) immediately following the First Merger, and as part of the same overall transaction as the First Merger, Stardust Power merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company became a wholly-owned subsidiary of GPAC II. At Closing, (i) the Sponsor forfeited an aggregate of 3,500,000 GPAC II Ordinary Shares, (ii) reissued 127,777 GPAC II Ordinary Shares as Class A Ordinary Shares to certain GPAC II investors who agreed not to redeem their respective shares of Class A Ordinary Shares in connection with GPAC II’s extraordinary general meeting of shareholders held on January 9, 2024, (iii) issued 1,077,541 shares of GPAC II Common Stock to a large institutional investor and two other investors (the “PIPE Investors”) pursuant to subscription agreements that were entered into on June 20, 2024 (the “PIPE Subscription Agreements”), and (iv) GPAC II changed its name to “Stardust Power Inc.” Following Closing, Common Stock, par value $0.0001 per share (“Combined Company Common Stock”), and warrants (the “Warrants”) trade on the Nasdaq Global Market (“Nasdaq”) under the new symbols “SDST” and “SDSTW,” respectively. At Closing, in connection with the Transactions, GPAC II and certain holders of Combined Company Common Stock (as defined below) (the “Stardust Power Stockholders”) entered into a Stockholder Agreement, a Registration Rights Agreement and a Lock-Up Agreement, each in form and in substance that became effective upon the Closing.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, each share of Common Stock (including Common Stock issued in connection with the Stardust Power SAFE Conversion), issued and outstanding immediately prior to the First Effective Time other than any Cancelled Shares and Dissenting Shares were converted into the right to receive the applicable Per Share Consideration. The total consideration paid at Closing to the selling parties in connection with the Business Combination Agreement was based on an enterprise value of $447,500,000 (excluding a $50 million earnout, based upon an assumed price of $10 per share, payable upon achievement of certain milestones), subject to certain adjustments as set forth in the Business Combination Agreement, including with respect to certain transaction expenses and the cash and debt of Stardust Power.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) each outstanding Company Option (as defined in the Business Combination Agreement), whether vested or unvested, has converted into an option to purchase a number of shares of GPAC II Common Stock equal to the number of shares of GPAC II Common Stock subject to such Company Option immediately prior to the First Effective Time multiplied by the Per Share Consideration at an exercise price per share equal to the exercise price per share of Common Stock divided by the Per Share Consideration, subject to certain adjustments and (ii) each share of Company Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time has converted into a number of shares of GPAC II Common Stock equal to the number of shares of Common Stock subject to such Company Restricted Stock multiplied by the Per Share Consideration. Except as provided in the Business Combination Agreement, the terms and conditions (including vesting and exercisability terms, as applicable) have continued after Closing as were applicable to the corresponding former Company Option and Company Restricted Stock, as applicable, immediately prior to the First Effective Time.

The accompanying unaudited condensed consolidated financial statements reflect the accounts and activities of only GPAC II, First Merger Sub, and Second Merger Sub, as of June 30, 2024, prior to the closing date.

All dollar amounts are rounded to the nearest thousand dollars.

Business Prior to the Business Combination

Prior to the Business Combination, GPAC II had two wholly owned subsidiaries which were formed on November 3, 2020, First Merger Sub and Second Merger Sub.

All activity for the period from November 3, 2020 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and consummating the acquisition of Stardust Power. The Company did not generate any operating revenues prior to completing its Business Combination. During the fiscal quarter, the Company generated non-operating income in the form of interest income from the proceeds derived from the Public Offering.

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

On January 9, 2024, in connection with the 2024 Extension Meeting (as defined below), there was a further extension of the date to complete a business combination resulting in a new date upon which the Company must complete a Business Combination (the “New Termination Date”), as well as shareholder redemptions of 2,137,134 Class A Ordinary Shares for approximately $23,615,000 and non redemption agreements with holders of 1,503,254 Class A Ordinary Shares in exchange for the transfer of 127,777 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” and together with Class A Ordinary Shares, the “Ordinary Shares”), following the conversion of 7,400,000 Class B Ordinary Shares into Class A Ordinary Shares, and the increase in the amount available to the Company under the extension promissory notes among other items, as discussed in various notes below regarding the 2024 Extension Meeting and as described in the Form 8-K filed with the SEC on January 16, 2024 and April 8, 2024.

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

On April 24, 2024, the Company, First Merger Sub, Second Merger Sub, and Stardust Power, entered into Amendment No. 1 (the “Amendment”) to that certain Business Combination Agreement, dated November 21, 2023, (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), to, among other things, (i) amend the definition of “Equity Value” and (ii) amend the definition of “Alternative Financing.” Other than the terms of the Amendment, all the terms, covenants, agreements, and conditions of the Business Combination Agreement remain in full force and effect in accordance with its original terms.

On May 24, 2024, GPAC II filed a definitive proxy statement/prospectus (the “Definitive Proxy Statement”) for the solicitation of proxies in connection with a special meeting (the “Special Meeting”) of GPAC II shareholders, to vote upon, among other things, a proposal to adopt and approve that certain Business Combination Agreement.

On June 20, 2024, GPAC II, First Merger Sub, Second Merger Sub, and Stardust Power entered into Amendment No. 2 to the Business Combination Agreement to (i) amend the definition of “Sponsor Loans Settlement” to provide that Global Partner Sponsor II LLC shall waive any entitlement to the 1,709,570 additional private placement warrants it would otherwise be entitled to with respect to the conversion of the $2,564,355 of Sponsor Loans incurred prior to October 3, 2023 and (ii) amend the definition of “Enterprise Value” to mean $447.5 million, which reflects a $2,500,000 reduction from the prior value. Other than the terms of Amendment No. 2, all of the terms, covenants, agreements, and conditions of the Business Combination Agreement remained in full force and effect in accordance with its original terms. Additionally, on June 20, 2024, GPAC II entered into PIPE Subscription Agreements with PIPE Investors pursuant to which the PIPE Investors agreed to purchase in a private placement, 1,077,541 shares of GPAC II common stock at a price of $9.35 per share, for an aggregate commitment amount of $10,075,000 (the “PIPE Investment”). The PIPE Subscription Agreements provided, among other things, that the PIPE Investment were conditioned upon the consummation of the transactions contemplated by the Business Combination Agreement. In connection with the negotiation of the PIPE Subscription Agreement, GPAC II and Stardust Power did not intend to draw down in excess of $3 million, if at all, on the commitments under the existing Financing Commitment and Equity Line of Credit Agreement between Stardust Power and the large institutional investor in the PIPE Investment, which provided Stardust Power an option to issue additional Common Stock to such investor. The purpose of the PIPE Investment was to raise additional capital for use by the Company following the consummation of the transactions contemplated by the Business Combination.

On June 27, 2024, the Company held its Special Meeting where, among other things, the proposal to adopt that certain Business Combination Agreement was approved.

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

The Company’s amended and restated memorandum and articles of association provided that, other than the withdrawal of interest to pay tax obligations, if any, less up to $100,000 of interest to pay dissolution expenses, none of the funds held in trust will be released until the earliest of (a) the completion of the initial Business Combination, (b) the redemption of any Class A Ordinary Shares that are not subject to all the restrictions applicable to Class B Ordinary Shares under the terms of that certain letter agreement, dated as of January 11, 2021, by and among the Company and its officers, its directors and the Sponsor (as amended) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by the date by which the Company is required to consummate a business combination pursuant to the amended and restated memorandum and articles of association, July 14, 2024 if extended per below (previously January 14, 2023 and then January 14, 2024 as discussed below) (the “Termination Date”), or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by the Termination Date, subject to applicable law, which includes the extended time that the Company has to consummate a Business Combination beyond the Termination Date as a result of a shareholder vote to amend the Company’s amended and restated articles of incorporation. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of holders of Public Shares.

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

In connection with the Business Combination, at the Special Meeting on June 27, 2024, holders of 1,660,035 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.38 per share, for an aggregate redemption amount of $18,893,209. Following such redemptions, 134,550 Class A Ordinary Shares held by shareholders other than the Sponsor, remain outstanding, representing $1,531,342 cash in trust. Subsequently on July 3, 2024 holders of 2,877 GPAC II Class A Ordinary Shares reversed their redemptions, resulting in a total of 137,427 GPAC II Class A Ordinary Shares outstanding as of July 3, 2024.

Going Concern:

At June 30, 2024, the Company had approximately $0 in cash and approximately $11,389,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Until June 30, 2024, and through the closing date, the Company used the funds from Sponsor loans in connection with consummating the Business Combination with Stardust.

Upon completion of the Business Combination with Stardust Power Inc. on July 8, 2024, the Company’s consolidated cash balance increased due to the PIPE investments of $10,075,000, and $1,481,835 of trust account proceeds, net of redemptions and related fees. The combined company is also required to make various payments including SPAC transaction costs incurred upon the close of the Business Combination.

As of the date on which these unaudited condensed consolidated financial statements were available to be issued, we believe that the cash on hand and additional investments obtained through the Business Combination will be inadequate to satisfy Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation:

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First Merger Sub and Second Merger Sub, both formed to facilitate the acquisition of Stardust Power (Note 1). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net (Loss) Income per Ordinary Share:

Net (loss) income per Ordinary Share is computed by dividing (loss) income applicable to Ordinary Shareholders by the weighted average number of Ordinary Shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 10,557,453 at June 30, 2024 (11,221,954 at December 31, 2023) Class A Ordinary Shares in the calculation of diluted (loss) income per Ordinary Share, since their inclusion would be anti-dilutive under the treasury stock method and are dependent on future events. As a result, diluted (loss) income per Ordinary Share is the same as basic (loss) income per Ordinary Share for the period.

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

The following tables reflect the earnings per share after allocating (loss) income between the shares based on outstanding shares:

	Three months ended June 30, 2024		Six months ended June 30, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net (loss) income per Ordinary Share:
Allocation of (loss) income– basic and diluted	$(2,075,000)	$(100,000)	$(2,688,000)	$(1,946,000)
Denominator:
Basic and diluted weighted average Ordinary Shares:	8,796,000	425,000	5,472,000	3,963,000

Basic and diluted (loss) income per Ordinary Share	$(0.24)	$(0.24)	$(0.49)	$(0.49)

	Three months ended June 30, 2023		Six months ended June 30, 2023
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net (loss) income per Ordinary Share:
Allocation of (loss) income– basic and diluted	$730,000	$1,392,000	$1,267,000	$1,769,000
Denominator:
Basic and diluted weighted average Ordinary Shares:	3,932,000	7,500,000	5,372,000	7,500,000

Basic and diluted (loss) income per Ordinary Share	$0.19	$0.19	$0.24	$0.24

Concentration of Credit Risk:

The Company can have significant cash balances at financial institutions which throughout the year may exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and December 31, 2023.

Fair Value Measurements:

The Company complies with FASB ASC 820, “Fair Value Measurements” (“ASC 820”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. As of June 30, 2024 and December 31, 2023, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and promissory notes payable – related party (including the extension promissory note) approximate their fair values primarily due to the short-term nature of the instruments.

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

On June 27, 2024, in connection with the Special Meeting to approve the Business Combination and other related matters, the holders of 1,660,035 Class A Ordinary Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $11.38 per share for an aggregate redemption amount of approximately $18,893,209 reducing the number of Class A Ordinary Shares from 1,794,585 to 134,550. Subsequently on July 3, 2024 holders of 2,877 GPAC II Class A Ordinary Shares reversed their redemptions, resulting in a total of 137,427 GPAC II Class A Ordinary Shares outstanding as of July 3, 2024.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by adjustments to additional paid-in capital. Accordingly, 134,550 and 3,931,719 shares, respectively, were classified outside of permanent deficit at June 30, 2024 and December 31, 2023, respectively.

Public Shares subject to possible redemption consist of the following:

	Dollars	Shares
Gross proceeds of Public Offering	$300,000,000	30,000,000
Less: Proceeds allocated to Public Warrants	(14,100,000)	-
Offering costs	(16,254,000)	-
Plus: Accretion of carrying value to redemption value	30,354,000	-
Subtotal at inception and at December 31, 2021	300,000,000	30,000,000
Plus: Accretion of carrying value to redemption value	4,675,000	-
Class A Ordinary Shares subject to possible redemption at December 31, 2022	$304,675,000	30,000,000
Less: Class A Ordinary Shares redeemed on January 11, 2023	(265,050,000)	(26,068,281)
Plus: Accretion of carrying value to redemption value	4,079,000	-
Balance at December 31, 2023	$43,704,000	3,931,719
Less: Public Shares redeemed on January 9, 2024	(23,768,000)	(2,137,134)
Plus: Accretion of carrying value to redemption value	273,000	-
Balance at March 31, 2024 (unaudited)	$20,209,000	1,794,585
Less: Public Shares redeemed on June 27, 2024	(18,893,000)	(1,660,035)
Plus: Accretion of carrying value to redemption value	215,000	-
Balance at June 30, 2024 (unaudited)	$1,531,000	134,550

Income Taxes:

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the balance sheet recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

Subsequent Events:

The Company evaluated subsequent events and transactions that occurred after the date of the unaudited condensed consolidated balance sheet through the date that the unaudited condensed consolidated financial statements were available to be issued and has concluded that all such events that would require adjustment or disclosure in the unaudited condensed consolidated financial statement have been recognized or disclosed.

On July 8, 2024, GPAC II completed its Business Combination with Stardust Power. Refer to notes 1 and 3 for details. GPAC II deregistered as a Cayman Islands exempted company and domesticate as a Delaware corporation. As per the Business Combination Agreement, the First Merger Sub merged into the Company, with the Company being the surviving corporation. Following the First Merger, the Company merged into Second Merger Sub, with Second Merger Sub being the surviving entity. With the consummation of the business combination, the underwriters waived their commission fees.

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

The Company paid an underwriting discount of 2.0% of the per Unit price, $6,000,000, to the underwriters at the closing of the Public Offering, and there is a deferred underwriting fee of 3.5% of the per Unit price, $10,500,000, which is payable upon the completion of the Company’s initial Business Combination. During the six months ended June 30, 2024, both of the underwriters agreed to waive their right to the deferred underwriting fee in connection with the completion of a business combination. As such, the $10,500,000 liability will be reversed in connection with the closing of an initial business combination.

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

On January 9, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,331. In addition, 356,189 contingent Distributable Redeemable Warrants will no longer be available to the former holders of the 2,137,134 Class A Ordinary Shares redeemed and so the carrying amount of those warrants has been removed from the warrant liabilities on the unaudited condensed consolidated balance sheet at June 30 2024.

On June 27, 2024, in connection with the Shareholder meeting to approve Business Combination and other matters, holders of 1,660,035 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.38 per share, for an aggregate redemption amount of approximately $18,893,209. In addition, 276,673 contingent Distributable Redeemable Warrants will no longer be available to the former holders of the 1,660,035 Class A Ordinary Shares redeemed and so the carrying amount of those warrants has been removed from the warrant liabilities on the unaudited condensed consolidated balance sheet at June 30 2024.

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

Private Placement Warrants:

The Sponsor purchased from the Company an aggregate of 5,566,667 warrants at a price of $1.50 per warrant (a purchase price of $8,350,000) in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at $11.50 per share. The purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering, net of expenses of the offering and working capital to be available to the Company, to be held in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Redeemable Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Sponsor working capital loans - On August 1, 2022, the Company issued a promissory note (the “August 1, 2022 Note” or “August 1, 2022 Notes payable – related party”) in the principal amount of up to $2,000,000 to its Sponsor. The August 1, 2022 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The August 1, 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) January 14, 2023 and (ii) the effective date of a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination. As of June 30, 2024 and December 31, 2023, the outstanding principal balance under the August 1, 2022 Note was $755,000 and $755,000, respectively.

On January 13, 2023, the Company and the Sponsor agreed to extend the date of maturity of the August 1, 2023 Note (as defined below) to the earlier of (i) the Termination Date, (ii) the consummation of a Business Combination of the Company and (iii) the liquidation of the Company.

On January 3, 2023, the Company issued a promissory note (the “January 3, 2023 Note”) in the principal amount of up to $250,000 to its Sponsor. The January 3, 2023 Note was issued in connection with advances the Sponsor may make to the Company for expenses reasonably related to its business and the consummation of the Business Combination. The January 3, 2023 Note bears no interest and is due and payable upon the Business Combination. As of June 30, 2024, no amounts have been drawn down and there was no outstanding principal balance under the January 3, 2023 Note. At the election of the Sponsor or its registered assigns or successors in interest (the “Payee”), $250,000 of the unpaid principal amount of the January 3, 2023 Note may be converted into warrants of the Company, at a price of $1.50 per warrant, each warrant exercisable for one Class A Ordinary Share, of the Company. The warrants shall be identical to the Private Placement Warrants issued to the Sponsor at the time of the Company’s Public Offering.

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

During the three and six months ended June 30, 2024, the Company made drawdowns aggregating approximately $185,000 and $646,000, respectively, under the January 13, 2023 Note, for working capital and in order to pay extension payments. During the three and six months ended June 30, 2023, the Company made drawdowns aggregating approximately $506,000 and $1,454,000, respectively, under the January 13, 2023 Note in order to pay extension payments and for working capital. The Company records such notes at par value and believes that the fair value of the conversion feature is not material based upon the trading price of the similarly termed Public Warrants. At June 30, 2024 and December 31, 2023, the outstanding principal balance under the January 13, 2023 Note was approximately $3,372,000 and $2,726,000, respectively.

Subsequent to June 30, 2024, as part of the Closing of the Business Combination, the Sponsor forgave the repayment of the promissory notes payable - related party (including the extension promissory note).

Administrative Services Agreement:

The Company has agreed to pay $25,000 a month to the Sponsor for office space and rent and for the services to be provided by one or more investment professionals, creation and maintenance of the Company’s website, and miscellaneous additional services. Services commenced on the date the securities are first listed on Nasdaq and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. On June 30, 2024, the Sponsor waived the administrative fee payable. General and administrative expenses include a credit of $350,000 and $275,000 for the three and six months ended June 30, 2024, respectively for this waiver. General and administrative expenses include a charge of $75,000 and $150,000 for the three and six months ended June 30, 2023, respectively for this agreement. As at June 30, 2024 and December 31, 2023, $ 0 and $ 275,000, respectively, were due to the Sponsor.

Note 5 – Accounting for Warrant Liability

At June 30, 2024 and December 31, 2023, there were 10,557,453 and 11,221,954 warrants, respectively, outstanding including 4,990,786 Public Warrants and 5,566,667 Private Placement Warrants outstanding at June 30, 2024 and 5,655,286 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2023. An aggregate of 4,977,576 of the original 5,000,000 contingent redeemable warrants that would have been exercisable by the former holders of the 1,660,035 Class A Ordinary Shares redeemed in June 2024, the 2,137,134 Class A Ordinary Shares redeemed in January 2024 and the 26,068,281 Class A Ordinary Shares redeemed in January 2023 are no longer available for exercise.

The Company’s warrants are not indexed to the Company’s Ordinary Shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As such, the Company’s warrants are accounted for as warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At June 30, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$904,000	$904,000	$-	$-
Private placement warrants	1,002,000	-	1,002,000	-
Warrant liability	$1,906,000	$904,000	$1,002,000	$-

Description	At December 31, 2023	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$150,000	$150,000	$-	$-
Private placement warrants	187,000	-	187,000	-
Warrant liability	$337,000	$150,000	$187,000	$-

At June 30, 2024 and December 31, 2023 the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting.

The Company’s policy is to record transfers at the end of the reporting period. During the three months ended June 30, 2024 the Company transferred its Public Warrants from Level 2 to Level 1 based on the trading of the Public Warrants. During the three months ended March 31, 2024 the Company transferred its Public Warrants from Level 1 to Level 2 based on the trading of the Public Warrants. There were no transfers during the year ended December 31, 2023.

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

As further discussed in these notes to unaudited condensed consolidated financial statements, on June 27, 2024, in connection with the Special Meeting to approve Business Combination and other matters, holders of 1,660,035 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.38 per share, for an aggregate redemption amount of approximately $18,893,209. Further, on January 9, 2024, in connection with the 2024 Extension Meeting, holders of 2,137,134 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.05 per share, for an aggregate redemption amount of approximately $23,615,000. Further, on January 11, 2023, in connection with the 2023 Extension Meeting, holders of 26,068,281 Class A Ordinary Shares exercised their right to redeem their shares for cash at $10.16 per share, for an aggregate redemption amount of approximately $265,050,000.

The Company classifies its U.S. government treasury bills and equivalent securities (when it owns them) as held to maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Money market funds are valued at market.

The funds in the Trust Account were held in an interest-bearing cash account at June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, there were 100,000 and 7,500,000, respectively, Class B Ordinary Shares issued and outstanding, and 7,400,000 and 0, respectively, Class A Ordinary Shares issued and outstanding (after deducting 134,550 and 3,931,719, respectively, Class A Ordinary Shares subject to possible redemption at June 30, 2024 and December 31, 2023).

Preference Shares:

The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 (the “Preference shares”), with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no Preference shares issued or outstanding.

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

PIPE Investment

On June 20, 2024, GPAC II entered into subscription agreements (the “PIPE Subscription Agreements”) with a large institutional investor and two other investors (the “PIPE Investors”) pursuant to which the PIPE Investors agreed to purchase in a private placement, 1,077,541 shares of GPAC II common stock at a price of $9.35 per share, for an aggregate commitment amount of $10,075,000 (the “PIPE Investment”). The PIPE Subscription Agreements provide, among other things, that the PIPE Investment is conditioned upon the consummation of the transactions contemplated by the Business Combination Agreement. The purpose of the PIPE Investment is to raise additional capital for use by the Company following the consummation of the transactions contemplated by the Business Combination (the “Closing”). The PIPE Subscription Agreements contain customary representations and warranties for each of GPAC II and the PIPE Investors, and customary conditions to closing, including the consummation of the transactions contemplated by the Business Combination Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC.

Overview and Recent Developments

We are a blank check company incorporated on November 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities.

On July 8, 2024, we completed our Business Combination with Stardust Power.

All activity from our formation through June 30, 2024 relates to our formation and our initial public offering (“Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and consummating the Business Combination with Stardust. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest.

Results of Operations

For the period from November 3, 2020 (date of inception) to June 30, 2024, our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the public offering on January 14, 2021, identifying and completing a suitable initial Business Combination. As such, we had no operations or significant operating expenses until after the completion of the Public Offering in January 2021.

Our normal operating costs since January 14, 2021 include costs associated with our search for an initial Business Combination (see below), costs associated with our governance and public reporting (see below), and a charge of $25,000 per month from our Sponsor for administrative services. During the three months ended June 30, 2024, the Sponsor waived the administrative fee payable. Costs for such Sponsor provided administrative services aggregate approximately ($350,000) and ($275,000) respectively for the three and six months ended June 30, 2024 and approximately $75,000 and $150,000 respectively for the three and six months ended June 30, 2023. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $194,000 and $353,000, respectively, for the three and six months ended June 30, 2024 and approximately $135,000 and $241,000, respectively, for the three and six months ended June 30, 2023.

Professional costs for work associated with reviewing potential Business Combinations as well as with the January 2024 and 2023 proxy and Extension Meetings was approximately $1,618,000 and $3,475,000 respectively, in the three and six months ended June 30, 2024 and approximately $96,000 and $840,000 for the three and six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company negotiated settlement and release agreements with various creditors in exchange for certain payments made and resulting in the reversal of accruals totaling approximately $2,961,000 which is included as a credit to operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Other income (expense) includes both interest income and the change in the fair value of the Public Warrants and Private Placement Warrants at each reporting date. Interest income was approximately $215,000 and 488,000 respectively, for the three and six months ended June 30, 2024 and approximately $471,000 and 1,392,000 respectively, for the three and six months ended June 30, 2023. The variation in interest income reflects market conditions as well as changing Trust Account balances due to redemptions. The Company is required to measure the fair value of the Public Warrants and Private Placement Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for each current period. The change in fair value of warrants was item of other expense of an aggregate of approximately $928,000 and $1,569,000, respectively in the three and six months ended June 30, 2024 and was an item of other income of approximately $1,964,000 and other expenses of $56,000, respectively in the three and six months ended June 30, 2023.

There were no income tax expenses for the three and six months ended June 30, 2024 or 2023 because we are a Cayman Islands exempted company and are not subject to income tax in the United States or in the Cayman Islands. We did not withdraw any interest from the Trust Account in the three and six months ended June 30, 2024 or 2023.

Liquidity and Capital Resources

On January 14, 2021, we consummated the Public Offering of an aggregate of 30,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 5,566,667 Private Placement Warrants, each exercisable to purchase one share of our Class A Ordinary Shares at $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $8,350,000. At that time, the proceeds in the Trust Account were initially invested in cash. At June 30, 2024 and December 31, 2023, the proceeds in the Trust Account were invested in cash.

The net proceeds from the Public Offering and private placement were approximately $301,471,000, net of the non-deferred portion of the underwriting commissions of $6,000,000 and offering costs and other expenses of approximately $904,000 (including approximately $554,000 of offering expenses and approximately $350,000 of insurance that is accounted for as prepaid expense). $300,000,000 of the proceeds of the Public Offering and the private placement have been deposited in the Trust Account and are not available to us for operations (except certain amounts to pay taxes, if any). At June 30, 2024 and December 30, 2023, we had approximately $0 and $22,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an initial Business Combination.

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

On June 27, 2024, in connection with the shareholder meeting to approve the Business Combination and other related matters, the holders of 1,660,035 Class A Ordinary Shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $11.38 per share for an aggregate redemption amount of approximately $18,893,209 reducing the number of Class A Ordinary Shares from 1,794,585 to 134,550. Subsequently on July 3, 2024 holders of 2,877 GPAC II Class A Ordinary Shares reversed their redemptions, resulting in a total of 137,427 GPAC II Class A Ordinary Shares outstanding as of July 3, 2024.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of our Class B Ordinary Shares for $25,000 by the Sponsor, and the availability of loans to us of up to $300,000 by our Sponsor under the Note, a total of $199,000 was actually loaned by the Sponsor against the issuance of the Note. The Note was non-interest bearing and was paid in full on January 14, 2021 in connection with the closing of the Public Offering, accordingly, no amounts are available or were outstanding under the Note at June 30, 2024 and December 31, 2023.

Going Concern:

At June 30, 2024, the Company had approximately $0 in cash and approximately $11,389,000 in working capital deficit. The Company has incurred significant costs and expects to continue to incur additional costs in pursuit of its Business Combination. Until June 30, 2024, and through the closing date, the Company used the funds from Sponsor loans in connection with consummating the Business Combination with Stardust.

Upon completion of the Business Combination with Stardust Power Inc. on July 8, 2024, the Company’s consolidated cash balance increased due to the PIPE investments of $10,075,000, and $1,481,835 of trust account proceeds, net of redemptions and related fees. The combined company is also required to make various payments including SPAC transaction costs incurred upon the close of the Business Combination.

As of the date on which the accompanying unaudited condensed consolidated financial statements were available to be issued, we believe that the cash on hand and additional investments obtained through the Business Combination will be inadequate to satisfy Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. Management intends to finance operations over the next twelve months through additional issuance of equity or borrowings. If adequate funds are not available, we may be required to curtail, delay, or eliminate some or all of our planned activities, or raise additional financing to continue to fund operations, and may not be able to continue as a going concern.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. Failure to secure adequate financing could have a material adverse effect on the business, operations and financial performance.

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

Contractual obligations

At June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with the Sponsor, pursuant to which the Company pays the Sponsor $25,000 per month for office space, utilities and secretarial and administrative support. During the three months ended June 30, 2024, the Sponsor waived the administrative fees.

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

Management assessed the effectiveness of our internal control over financial reporting on June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our disclosure controls and procedures were effective. Accordingly, our management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. These risks are more fully described in the section titled “Risk Factors” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 9, 2024 (the “Prospectus”) in addition to the information in this Quarterly Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition. A summary of these risk factors that could materially and adversely affect our business, financial condition, operating results and prospectus include the following:

●	Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.
●	We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.
●	Pipeline of lithium feedstock may prove to be non-viable, which could have material adverse impact on our business and operations.
●	Even if we are successful in completing all initial phases and the first commercial production at our large central refinery optimized for multiple inputs of lithium brine inputs (the “Facility”) in Oklahoma and consistently produce battery-grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.
●	Our products may not qualify for use for our intended customers.
●	Delays and other obstacles may prevent the successful completion of our Facility.
●	Lithium can be highly combustible, and if we have incidences, it could adversely impact us.
●	The lithium brine industry includes well capitalized players.
●	Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.
●	We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.
●	Our success as a company producing battery-grade lithium and related products depends to a great extent on the capabilities of our partners for lithium extraction from brine and our ability to secure capital for the implementation of brine processing plants.
●	Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.
●	The development of our lithium refinery is highly dependent upon the currently projected demand for and uses of lithium-based end products.
●	Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.
●	We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.
●	Our future business prospects could be adversely affected if we are unable to enter into definitive agreements relating to contemplated joint ventures with Usha Resources Inc. and IGX Minerals and, if such agreements are in fact completed, there can be no assurance that the required financing for such joint ventures will be available, that their respective projects will be completed in a timely manner, or that they will ultimately be successful.
●	If we fail to adequately protect our intellectual property or technology (including any later developed or acquired intellectual property or technology), our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.
●	We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.
●	An active trading market for Common Stock may never develop or be sustained, which may make it difficult to sell the shares of Common Stock you receive.
●	The Company’s certificate of incorporation and bylaws, which became effective on July 8, 2024, provide for a classified board of directors, with directors serving staggered three-year terms, which could make it more difficult for stockholders to replace a majority of the directors.
●	There is no guarantee that the Warrants will ever be in the money, and they may expire worthless.
●	We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

There have been no material changes to the risk factors set forth in the Prospectus, which are incorporated herein by reference. However, the risk factors described in this report and in the Prospectus are not the only risks that we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our Common Stock to decline. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.1	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 21, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Combined Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: August 14, 2024		/s/ Udhaychandra Devasper
	Name:	Udhaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

