Form 10-Q
period 2024-09-30
Stardust Power Inc.
filed 2024-11-14
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2024, there were 47,936,140 shares of common stock, par value $0.0001 per share, issued and outstanding.

STARDUST POWER INC

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2024

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2024 and 2023, nine months ended September 30, 2024 and for the period from March 16, 2023 to September 30, 2023(unaudited)	2
	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2024 and 2023, nine months ended September 30, 2024 and for the period from March 16, 2023 to September 30, 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from March 16, 2023 to September 30, 2023 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signature		45

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as—and must not be relied on by any investor as—guarantees, assurances, predictions, or definitive statements of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Stardust Power Inc. (the “Company” or “Stardust Power”). Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	risks relating to the uncertainty of the projected financial information with respect to the Company;

●	failure to realize the anticipated benefits of the Business Combination;

●	the ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq;

●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;

●	the liquidity and trading of the Common Stock and the Public Warrants;

●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;

●	the Company’s future financial performance;

●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;

●	the Company’s ability to manage future growth;

●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;

●	the effects of competition on the Company’s business;

●	market demand for and uses of lithium-based end products;

●	changes in domestic and foreign business, financial, political, and legal conditions;

●	future global, regional, or local economic and market conditions;

●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;

●	the development, effects and enforcement of laws and regulations; and

●	the Company’s other plans, objectives, expectations, and intentions described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the Securities Exchange Commission (“SEC”).

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

In addition, forward-looking statements reflect our expectations, plans, or forecasts of future events and views as of the date hereof. We anticipate that subsequent events and developments will cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as otherwise required by applicable law. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. As a result of a number of known and unknown risks and uncertainties, actual results or our performance of the Company may be materially different from those expressed or implied by these forward-looking statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of September 30, 2024	As of December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$1,587,086	$1,271,824
Prepaid expenses and other current assets	1,024,850	426,497
Deferred transaction costs	199,724	1,005,109
Promissory notes issued	495,397	-
Total current assets	$3,307,057	$2,703,430
Computer and equipment, net	14,830	1,968
Pre-acquisition capital project costs	1,937,487	100,000
Investment in equity securities	67,562	218,556
Other long-term assets	50,000	-
Total assets	$5,376,936	$3,023,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$6,494,165	$1,256,792
Accrued liabilities and other current liabilities	4,129,258	208,107
Current portion of early exercised shares option liability	4,408	2,990
Short-term loan	383,797	72,967
Total current liabilities	$11,011,628	$1,540,856
SAFE notes	-	5,212,200
Warrant liability	4,693,859	-
Earnout liability	2,972,800	-
Early exercised shares option liability	3,259	5,660
Total liabilities	$18,681,546	$6,758,716

Commitments and contingencies (Note 2)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 and Nil shares authorized, Nil shares issued and outstanding as at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 700,000,000 and 69,033,000 shares authorized, 47,872,445 and 41,499,772 shares issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	4,573	4,023
Additional paid-in capital	29,741,789	54,800
Accumulated deficit	(43,050,972)	(3,793,585)
Total stockholders’ deficit	$(13,304,610)	$(3,734,762)

Total liabilities and stockholders’ deficit	$5,376,936	$3,023,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended		Nine months ended	Period from March 16, 2023 (inception) through
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$-	$-	$-	$-

General and administrative expenses	8,980,965 [1]	778,455 [1]	11,483,389 [1]	1,902,653 [1]
Operating Loss	(8,980,965)	(778,455)	(11,483,389)	(1,902,653)
Other income (expenses)
SAFE note issuance costs	-	(29,655)	- [2]	(466,302)[2]
Other transaction costs	-	(35,690)	- [3]	(452,519)[3]
Interest income	3,397	-	3,397	-
Interest expense	(8,558)	-	(10,637)[4]	(7,111)[4]
Change in fair value of sponsor earnout shares	1,636,100	-	1,636,100	-
Change in fair value of warrant liability	(2,753,964)	-	(2,753,964)	-
Change in fair value of investment in equity securities	11,678	-	(150,994)	-
Change in fair value of convertible notes	-	-	(471,400)	-
Change in fair value of SAFE notes	-	-	(955,000)	-
Total other expenses	(1,111,347)	(65,345)	(2,702,498)	(925,932)

Net Loss	$(10,092,312)	$(843,800)	$(14,185,887)	$(2,828,585)

Loss per share
Basic	$(0.22)	$(0.02)	$(0.34)	$(0.07)
Diluted	$(0.22)	$(0.02)	$(0.34)	$(0.07)

Weighted average common shares outstanding
Basic	45,171,254	40,453,289	41,694,909	40,367,188
Diluted	45,171,254	40,453,289	41,694,909	40,367,188

(1)	Includes related party amounts of $Nil and $147,497 for the three months ended September 30, 2024 and 2023, respectively and $Nil and $771,935 for the nine months ended September 30, 2024 and from March 16, 2023 to September 30, 2023, respectively.
(2)	Includes related party amounts of $Nil and $435,000 for the nine months ended September 30, 2024 and from March 16, 2023 to September 30, 2023, respectively.
(3)	Includes related party amounts of $Nil and $100,000 for the nine months ended September 30, 2024 and from March 16, 2023 to September 30, 2023, respectively.
(4)	Includes related party amounts of $Nil and $7,111 for the nine months ended September 30, 2024 and from March 16, 2023 to September 30, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

(Unaudited)

For three months ended September 30, 2023
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at March 16, 2023 (inception)	$-	$-	$-	$-	$-
Issuance of common stock	9,000,000	90	-	-	90
Retroactive application of recapitalization	32,420,154	4,052	(4,052)	-	-
Balance as at March 16, 2023 (inception)	41,420,154	$4,142	$(4,052)	$-	$90
Net loss	-	-	-	(245,505)	(245,505)
Balance as at March 31, 2023	41,420,154	$4,142	$(4,052)	$(245,505)	$(245,415)
Net loss	-	-	-	(1,739,280)	(1,739,280)
Balance as at June 30, 2023	41,420,154	$4,142	$(4,052)	$(1,984,785)	$(1,984,695)
Net loss	-	-	-	(843,800)	(843,800)
Balance as at September 30, 2023	41,420,154	$4,142	$(4,052)	$(2,828,585)	$(2,828,495)

For the period from March 16 (inception) through September 30, 2023
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at March 16, 2023 (inception)	$-	$-	$-	$-	$-
Issuance of common stock	9,000,000	90	-	-	90
Retroactive application of recapitalization	32,420,154	4,052	(4,052)	-	-
Balance as at March 16, 2023 (inception)	41,420,154	$4,142	$(4,052)	$-	$90
Net loss	-	-	-	(2,828,585)	(2,828,585)
Balance as at September 30, 2023	41,420,154	$4,142	$(4,052)	$(2,828,585)	$(2,828,495)

For three months ended September 30, 2024
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Balance as at December 31, 2023	41,499,772	$4,023	$54,800	$(3,793,585)	$(3,734,762)
Net loss	-	-	-	(1,399,213)	(1,399,213)
Stock based compensation (Note 5)	-	-	59,599	-	59,599
Transfer from early exercised stock option liability on vesting (Note 5)	-	-	100	-	100
Balance as at March 31, 2024	41,499,772	$4,023	$114,499	$(5,192,798)	$(5,074,276)
Net loss	-	-	-	(2,694,362)	(2,694,362)
Stock based compensation (Note 5)	-	-	58,125	-	58,125
Transfer from early exercised stock option liability on vesting (Note 5)	-	-	100	-	100
Balance as at June 30, 2024	41,499,772	$4,023	$172,724	$(7,887,160)	$(7,710,413)
Net loss	-	-	-	(10,092,312)	(10,092,312)
Stock based compensation (Note 5)	-	-	6,916,355	-	6,916,355
Transfer from early exercised stock option liability on vesting (Note 5)	-	12	771	-	783
Shares issued upon conversion of SAFE notes	636,916	64	6,367,136	-	6,367,200
Shares issued upon conversion of convertible notes	257,216	26	2,571,374	-	2,571,400
Issuance of common stock upon the reverse capitalization including PIPE financing, net of assumed liabilities	5,342,745	435	(5,483,454)	-	(5,483,019)
Shares issued upon exercise of common stock warrants	135,796	13	1,626,606	-	1,626,619
Transaction costs	-	-	(7,501,223)	-	(7,501,223)
Merger Earnout shares (Note 3)	-	-	25,071,500	(25,071,500)	-
Balance as at September 30, 2024	47,872,445	$4,573	$29,741,789	$(43,050,972)	$(13,304,610)

For nine months ended September 30, 2024
	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Balance as at December 31, 2023	41,499,772	$4,023	$54,800	$(3,793,585)	$(3,734,762)
Net loss	-	-	-	(14,185,887)	(14,185,887)
Stock based compensation (Note 3)	-	-	7,034,079	-	7,034,079
Transfer from early exercised stock option liability on vesting (Note 3)	-	12	971	-	983
Shares issued upon exercise of common stock warrants	135,796	13	1,626,606	-	1,626,619
Shares issued upon conversion of SAFE notes	636,916	64	6,367,136	-	6,367,200
Shares issued upon conversion of convertible notes	257,216	26	2,571,374	-	2,571,400
Issuance of common stock upon the reverse capitalization including PIPE financing, net of transaction cost	5,342,745	435	(5,483,454)	-	(5,483,019)
Transaction costs	-	-	(7,501,223)	-	(7,501,223)
Merger Earnout shares (Note 3)	-	-	25,071,500	(25,071,500)	-
Balance as at September 30, 2024	47,872,445	$4,573	$29,741,789	$(43,050,972)	$(13,304,610)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023
Cash flows from operating activities:
Net loss	$(14,185,887)	$(2,828,585)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	7,034,079	-
Change in fair value of investment in equity securities	150,994	-
Change in fair value of SAFE notes	955,000	-
Change in fair value of warrant liability	2,753,964	-
Change in fair value of convertible notes	471,400	-
Change in fair value of earnout shares	(1,636,100)	-
Depreciation expense	1,074	-
SAFE notes issuance costs	-	466,302
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(461,575)	(15,000)
Accounts payable	(4,055,728)	733,998
Accrued liabilities and other current liabilities	458,618	11,240
Due to related parties	-	49,616
Net cash used in operating activities	$(8,514,161)	$(1,582,429)
Cash flows from investing activities:
Pre-acquisition capital project costs	(726,102)	(25,000)
Investment in other long-term assets	(50,000)	-
Purchase of computer and equipment	(11,155)	-
Promissory notes issued	(492,000)	-
Net cash used in investing activities	$(1,279,257)	$(25,000)
Cash flows from financing activities:
Proceeds from investor for issuance of SAFE notes	200,000	2,000,000
Proceeds from investor deposits	-	1,000,000
Proceeds from issuance of notes payable to related parties	-	1,000,000
Repayment of notes payable to related parties	-	(1,000,000)
Proceeds from stock issuance	-	90
Proceeds from exercise of warrants	1,561,655	-
Proceeds from issuance of convertible notes	2,100,000	-
Deferred transaction costs paid	(4,134,056)	-
Payment of SAFE note issuance cost to related parties	-	(435,000)
Proceeds from short-term loan	510,000	-
Repayment of short-term loan	(199,170)	-
Proceeds from of business combination and issuance of PIPE shares	11,639,088	-
Repayment of sponsor promissory notes	(1,562,834)	-
Repurchase of unvested shares	(6,003)	-
Net cash provided by financing activities	$10,108,680	$2,565,090

Net (decrease)/ increase in cash	$315,262	$957,661
Cash at the beginning of the period	1,271,824	-
Cash at the end of the period	$1,587,086	$957,661

Supplemental disclosure for cash flow information:
Interest paid	$8,814	$7,111

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$3,470,991	$-
Conversion of legacy SAFE notes	64	-
Conversion of legacy convertible notes	26	-
Sponsor earnout share liability	4,608,900	-
Issuance of common stock to Sponsor	400	-
Net liabilities assumed upon closing of business combination	14,638,315	-
Issuance of common stock to non-redeeming shareholders	13	-
Unpaid SAFE note issuance costs	-	31,302
Unpaid pre-acquisition capital project costs	846,385	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company”, “Stardust Power”) formerly known as Global Partner Acquisition Corp II, a Delaware corporation, is an American developer of battery grade lithium products, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 tons per annum of battery grade lithium.

Business Combination

On November 21, 2023, Stardust Power Operating Inc (f/k/a Stardust Power Inc. prior to the consummation of the Business Combination, “Legacy Stardust Power”) entered into a business combination agreement (the “Business Combination Agreement”) with Global Partner Acquisition Corp II (“GPAC II”), a Cayman Islands exempted company incorporated on November 3, 2020, Strike Merger Sub I, Inc. (“First Merger Sub”), a Delaware corporation and direct wholly owned subsidiary of GPAC II, and Strike Merger Sub II LLC (“Second Merger Sub”), a Delaware limited liability company and direct wholly owned subsidiary of GPAC II. On July 8, 2024, former Stardust Power Inc. was renamed Stardust Power Operating Inc.

On July 8, 2024 (the “Closing Date”), Legacy Stardust Power completed the business combination contemplated by the Business Combination Agreement (the “Business Combination”). GPAC II deregistered as a Cayman Islands exempted company and domesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation (the effective time of such merger being the “First Effective Time”). Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc. (also referred to herein as the “Combined Company” or “Stardust Power”).

The common stock (the “Common Stock”) and warrants of the Company are currently listed on the Nasdaq Global Market (“Nasdaq”) under the symbol “SDST” and “SDSTW”, respectively.

As per the Business Combination Agreement:

●	Each share of common stock of Legacy Stardust Power (“Legacy Stardust Power Common Stock”) issued and outstanding immediately prior to the First Effective Time converted into the right to receive the number of shares of combined company (“Newco”) common stock (“Newco Stock”) equal to the merger consideration divided by the number of shares of the Company fully diluted stock (“per share consideration”).
●	Each outstanding option to purchase Legacy Stardust Power Common Stock (each a “Legacy Stardust Power Option”), whether vested or unvested, automatically converted into an option to purchase a number of shares of Newco Stock equal to the number of shares of Newco Stock subject to such Legacy Stardust Power Option immediately prior to the First Effective Time multiplied by the per share consideration.
●	Each share of Legacy Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time converted into a number of shares of Newco Stock equal to the number of shares of Legacy Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the per share consideration (the “Exchanged Company Restricted Common Stock”).
●	All outstanding redeemable public warrants and private warrants of GPAC II representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Newco Stock
●	All outstanding GPAC Class A (after redemptions) and Class B common shares were cancelled and converted into shares of the Newco Stock.
●	As consideration for certain Class A ordinary shareholders entering into non-redemption agreements (“NRAs”) agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 127,777 ordinary shares of Stardust Power at a price per share of approximately $10.00 per share at closing of the Business Combination.
●	Additionally, the Combined Company issued one million shares of Newco Stock to the Sponsor as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination. Fifty percent of the Sponsor Earnout Shares will vest when the volume-weighted average price (“VWAP”) of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period, or are otherwise forfeited.
●	Additionally, the Combined Company will issue five million shares of Newco Stock to the holders of Legacy Stardust Power as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination, the volume-weighted average price of Company Common Stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30-trading-day period or there is a change of control, or are otherwise forfeited.
●	Immediately prior to the closing of the Business Combination, the SAFE notes automatically converted into the 138,393 shares of Legacy Stardust Power Common Stock.
●	Immediately prior to the closing of the Business Combination, the convertible notes automatically converted into 55,889 shares of Legacy Stardust Power Common Stock.
●	Stardust Power issued 1,077,541 shares of Common Stock in exchange for $10,075,002 of cash in accordance with the terms of the PIPE Subscription Agreement (“PIPE”) in connection with the Business Combination.

The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, GPAC II has been treated as the acquired company for financial statement reporting purposes (refer to Note 3).

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024, its unaudited condensed consolidated statements of operations, stockholders’ deficit for the three and nine months ended September 30, 2024, three months ended September 30, 2023 and for the period March 16, 2023 (since inception) through September 30, 2023 and unaudited condensed consolidated statements of cashflows for the nine months ended September 30, 2024 and for the period March 16, 2023 (since inception) through September 30, 2023. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Legacy Stardust Power for the period March 16, 2023 to December 31, 2023 included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024, which provides a more complete discussion of the Company’s accounting policies and certain other information.

The unaudited condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements of Legacy Stardust Power as of that date but does not include all disclosures including notes required by U.S. GAAP.

The unaudited condensed consolidated financial statements include the accounts of Stardust Power Inc. and its wholly owned subsidiaries, Stardust Power LLC and Strike Merger Sub II, LLC. All material intercompany balances have been eliminated upon consolidation. Interim results are not necessarily indicative of results for a full year or any future periods.

These unaudited condensed consolidated financial statements are presented in U.S. dollars.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of computer and equipment, realization of deferred tax assets, fair valuation of investment in equity securities and fair valuation of stock based compensation, warrants, simple agreement for future equity notes (each a “SAFE note”), convertible notes and earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934 (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage entity having no revenues and has incurred a net loss of $10,092,312 and $14,185,887 for the three and nine months ended September 30, 2024, respectively. The Company has an accumulated deficit of $43,050,972 and stockholders’ deficit of $13,304,610 as of September 30, 2024. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2024 the Company has $1,587,086 of unrestricted cash. Upon completion of the Business Combination, the Company’s consolidated cash balance increased due to the PIPE investments of $10,075,002, and $1,564,086 of trust account proceeds, net of redemptions and related fees. The combined company is also required to make various payments including SPAC transaction costs incurred upon the close of the Business Combination.

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company. No sales of shares of Common Stock have taken place under the Purchase Agreement as of the date on which these unaudited condensed consolidated financial statements were available to be issued.

As of the date on which these unaudited condensed consolidated financial statements were available to be issued, we believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

The significant accounting policies applied in the Legacy Stardust Power’s audited consolidated financial statements as of and for the period March 16, 2023 (inception) through December 31, 2023, as disclosed in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024, are applied consistently in these unaudited interim condensed consolidated financial statements.

Net Loss per Share

The Company adopted ASC 260, “Earnings per Share”, at its inception. Basic net loss per share is calculated by dividing the net loss by the weighted average number of Common Stock outstanding for the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as at the first of the year for any potentially dilutive debt or equity. Potential common shares from unvested restricted stock options, earnouts and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued.

As the Business Combination has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Legacy Stardust Power consolidated financial statements. Legacy Stardust Power equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, GPAC II. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Business Combination. See Note 3 for details of this recapitalization.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023

Numerator:
Net loss	$(10,092,312)	$(843,800)	$(14,185,887)	$(2,828,585)
Denominator:
Weighted average shares outstanding	45,171,254	40,453,289	41,694,909	40,367,188
Net loss per share, basic and diluted	$(0.22)	$(0.02)	$(0.34)	$(0.07)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	September 30, 2024	September 30, 2023
Unvested common stock – restricted shares (Note 5)	125,411	893,985
Restricted Stock options	851,655	-
Restricted Stock Units	3,281,911	-
Performance Stock units	506,596	-
Sponsor Earnout Shares (Note 3)*	-	-
Public warrants	4,864,133	-
Private placement warrants	5,566,667	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2024, as the Sponsor earnout shares remain contingently forfeitable, as the conditions have not been met

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company has deferred $1,005,109 of related costs incurred towards the proposed public offering which are presented within current assets in the unaudited condensed consolidated balance sheets as at December 31, 2023. During the nine months ended September 30, 2024, the Company deferred $6,496,114 of related costs incurred towards the proposed public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital.

As disclosed in the “Going Concern” note above, subsequent to the quarter end, the Company entered into the Purchase Agreement with B. Riley Principal Capital II. The Company has deferred $199,724 of related costs incurred towards this offering which is presented within current assets in the unaudited condensed consolidated balance sheet as at September 30, 2024. If the offering is terminated, the deferred offering costs will be expensed.

Commitments and Contingencies

Certain conditions may exist as at the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. The Company monitors the arrangements that are subject to guarantees in order to identify if the obligor who is responsible for making the payments fails to do so. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees. The methodology used to estimate potential loss related to guarantees considers the guarantee amount and a variety of factors, which include, depending on the counterparty, the latest financial position of the counterparty, actual defaults, historical defaults, and other economic conditions. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

On March 13, 2024, Legacy Stardust Power and IGX Minerals LLC (“IGX”), entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The contemplated transaction is subject to the entering into of a definitive agreement, due diligence by the Company, and other factors. In connection with the entering into the non-binding IGX LOI, the Company has paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right. Further, Stardust Power has agreed to binding provisions relating to (i) a right of first refusal in favor of Stardust Power and (ii) the delivery of a form promissory note in favor of IGX.

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The IGX Note carries an interest rate of 6% with a maturity date of December 16, 2024. The IGX Note is secured by a letter of intent for possible acquisition, including through a potential joint venture, of IGX’s mining claims. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. If the Company acquires an interest in any of the IGX Claims, the balance of the promissory note shall be credited as part of the Company’s investment and IGX shall not be required to repay the note. The promissory note including interest amounting to $177,215 is outstanding as on September 30, 2024 and presented under current assets on the condensed consolidated balance sheet.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding letter of intent, except for certain binding terms such as those relating to the exclusivity period until November 30, 2024 (the “Jackpot LOI”) to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. The contemplated transaction is subject to entering into a definitive agreement, due diligence by the Company, and other factors. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. If the parties enter into definitive agreements pursuant to the Jackpot LOI, (i) depending on the earn-in level, the total consideration could total up to $26,025,000 over five years inclusive of up to $18,025,000 in payments comprising cash and stock and a work commitment of $8,000,000. Upon completion of the full earn-in, including net smelter royalty buyback, Usha Resources would retain 10% of the project and a 1% net smelter royalty and would be carried in the joint venture’s (formed between Usha Resources and the Company) receipt of a formal decision to mine following completion of a feasibility study. Usha Resources is in the process of conducting additional water testing with respect to a second hole. Given the early stage of this project, the full scope of any additional financing that may be required is not fully known; however, the Company has not entered into any arrangement for financing outside of the Jackpot LOI. On May 14, 2024, Company made the second payment as stated above and is presented as a deposit under other long-term assets on the unaudited condensed consolidated balance sheet.

On October 10, 2023, Legacy Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited, an Australian limited liability company (“QXR”), to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in QXR’s Liberty Lithium Brine Project (the “Project”). QXR is earning into 75% of the Project situated in Inyo County, California, by way of an earn-in agreement with IG Lithium LLC (“IGL”) and QXR intends to use either evaporation or direct extraction technology to produce a concentrated lithium product or other lithium products. On August 16, 2024, the Company entered into a promissory note arrangement with IGL (the “IGL Note”) for $316,000 to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of IGL. The promissory note including interest amounting to $318,182 is outstanding as on September 30, 2024 and presented under current assets on the condensed consolidated balance sheet.

Pre-Acquisition Capital Project Costs

The Company has an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). The option was scheduled to end on the earlier of February 29, 2024, the date the property is purchased, or the termination of the agreement by either party. The agreement allows for two three-month extensions, provided that the Company is performing due diligence and pursuing permits and approvals. Non-refundable option payments of $25,000 and $75,000 were made on June 8, 2023, and October 10, 2023, respectively. The Company has capitalized these payments as pre-acquisition capital project costs as at September 30, 2024 and December 31, 2023 because these payments would be credited against the full purchase price of the land upon acquisition. On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an additional amount of $1,562,030. Title to the land is pending to be transferred in the Company’s name as at September 30, 2024. On May 2, 2024, and July 30, 2024 the Company paid the first and second non-refundable extension payment of $33,333 and $33,333, respectively. The Company has capitalized these payments as pre-acquisition capital project costs as at September 30, 2024 because these payments would be credited against the full purchase price of the land upon acquisition. The Company capitalized an additional $1,770,821 towards pre-acquisition capital project costs related to front-end loading and environmental studies done during the nine months ended September 30, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

The Company accounts for stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), to employees, consultants and other advisors, and directors based on their estimated fair value on the date of grant. The fair value of the Company’s stock options are measured based on the grant-date fair value which is calculated using a Black-Scholes option pricing model The Company evaluates the assumptions used to value option awards upon each grant of stock options. The fair value of RSUs awarded is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant. The fair value and derived service period of PSUs with market-based conditions is estimated using the Monte Carlo valuation model. The Company evaluates the assumptions used to value PSU awards upon each grant of PSUs.

Stock-based compensation expense associated with service and market-based conditions will be recognized over the longer of the expected achievement period for the service condition and market condition. The Company generally recognizes stock-based compensation expense for RSUs on a straight-line basis over the vesting term. Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition. The Company accounts for forfeitures as they occur.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2024 and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – REVERSE RECAPITALIZATION

As mentioned above in Note 1, the Business Combination was closed on July 8, 2024 and has been accounted for a reverse recapitalization because Legacy Stardust Power has been determined to be the accounting acquirer pursuant to ASC 805 based on the evaluation of the following facts and circumstances:

●	Stardust Power shareholders who controlled Legacy Stardust Power prior to the Business Combination, retained the majority voting interest in the Combined Company immediately after the Business Combination;
●	Legacy Stardust Power has the ability to elect a majority of the members of the Combined Company’s governing body;
●	Legacy Stardust Power’s senior management makes up the senior management of the Combined Company;
●	The Combined Company assumed Stardust Power’s name.

Therefore, as there was no change in control, the Business Combination was accounted for as a common control transaction with respect to Legacy Stardust Power along with a reverse recapitalization of the Company. Under the Business Combination, while GPAC II was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy Stardust Power issuing stock for the net assets of GPAC II, accompanied by a recapitalization. The net assets of GPAC II have been stated at historical cost, with no goodwill or other intangible assets recorded.

Immediately following the Business Combination, there were 47,736,650 shares of Common Stock outstanding with a par value of $0.0001 per share. The above includes 1,000,000 Sponsor Earnout Shares which were also issued at closing. While the Earnout Shares are legally issued and restricted, they are not considered outstanding for accounting purposes until resolution of the earnout contingency. Additionally, there were 5,566,667 Private Placement Warrants (defined below) and 4,999,929 of the Company’s detachable redeemable warrants and distributable redeemable warrants (the “Public Warrants”) outstanding representing a right to purchase 10,566,596 Newco Stock.

Immediately prior to the closing of the Business Combination, the total number of Legacy Stardust Power ordinary shares issued and outstanding was 9,017,300. Further, as consideration for certain Class A ordinary shareholders entering into NRAs agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 127,777 Class A ordinary shares of Stardust Power. The shares are fully vested, nonforfeitable equity instruments.

Pursuant to the Business Combination Agreement, the former owners of Legacy Stardust Power were granted and will have the ability to earn, in the aggregate, an additional 5,000,000 shares of Common Stock (“Merger Earnout Shares”) if the daily volume weighted average price of the Common Stock is greater than or equal to $12.00 for any 20 trading days within a 30 trading day period (or a change of control of the Company occurs), during the period commencing on the Closing Date and ending on the eighth anniversary of the Closing Date. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Merger Earnout Shares. Accordingly, we determined that the Merger Earnout Shares are not within the scope of ASC 718. Further, since the Merger Earnout Shares represent a freestanding equity-linked financial instrument, we evaluated the requirements of ASC 480 and concluded that the Merger Earnout Shares should not be classified as a liability and instead is a financial instrument within the scope of ASC 815.

The Merger Earnout Share arrangement contains two exercise contingencies – the daily volume weighted average stock price and a change of control neither of which is based on an observable market or an observable index other than one based on the Company’s stock. Further, with respect to settlement provisions, we noted that no provisions impact the fixed number of shares to be issued upon settlement, except for adjustments for standard anti-dilutive provisions. Furthermore, the equity classification conditions in ASC 815-40-25 are also met. Therefore, in accordance with ASC 815-40, the Earnout Shares are indexed to the Common Stock and are accordingly classified as equity. As the merger is accounted for as a reverse recapitalization, the fair value of the Earnout Share arrangement as of the merger date, amounting to $25,071,000 has been accounted for as an equity transaction (as a deemed dividend) as of the closing date of the merger.

The Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

Market price of public stock	$9.74
Expected term (years)	8 years
Volatility	60.00%
Risk-free interest rate	4.25%
Dividend rate	0.00%

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of shares of Common Stock issued and outstanding immediately following the consummation of the Business Combination were:

Stardust Power rollover equity (1)(2)	42,393,905
GPAC II public shareholders (3)(4)	137,427
Sponsor (5)(6)	4,000,000
PIPE (7)	1,077,541
Non-redemption shares (8)	127,777
Total Shares issued and Outstanding	47,736,650

(1)	Includes eight shareholders, whose shares are not subject to lock-up or transfer restrictions.
(2)	Includes (i) 894,132 shares of Combined Company Common Stock issued in exchange for shares of Legacy Stardust Power Common Stock with the conversion of the SAFE notes and convertible equity agreements and (ii) 41,499,772 shares of Combined Company Common Stock issued in accordance with the Business Combination Agreement underlying the Exchanged Company Restricted Common Stock.
(3)	Excludes 4,999,929 Public Warrants that converted automatically into a whole warrant exercisable for one share of Common Stock.
(4)	Reflects the reclassification of $1,564,086 of cash held in trust account, after reversal of redemptions of 2,877 shares at $11.38 per share, post June 30, 2024, resulting in a net increase of $1,564,086, net of redemptions, in cash.
(5)	Excludes 5,566,667 Private Placements Warrants that converted automatically into a whole warrant exercisable for one share of Common Stock.
(6)	Includes 1,000,000 Sponsor Earnout Shares (as defined in the Business Combination Agreement). While the Earnout Shares are legally issued, they are subject to forfeiture based on vesting conditions not being met. (See Note 13).
(7)	Reflects the receipt of $10,075,002 of PIPE proceeds resulting in issuance of 1,077,541 shares with the corresponding impact of $108 in Combined Company Common Stock and the balance impact being booked to additional paid-in capital.
(8)	Includes 127,777 shares of Combined Company Common Stock issued to GPAC II shareholders entering into NRAs.

Upon the closing of the Business Combination and the PIPE financing, the Company received net cash proceeds of $9,154,761. The following table reconciles the elements of the Business Combination to the unaudited condensed consolidated statements of cash flows and the unaudited condensed consolidated statements of stockholders’ deficit for the quarter ended September 30, 2024:

Recapitalization
Cash proceeds from GPAC II, net of redemptions	1,564,086
Cash proceeds from PIPE financing	$10,075,002
Less: Cash payment of assumed liabilities of GPAC II	(921,493)
Less: Settlement of sponsor promissory notes	$(1,562,834)
Net cash proceeds upon closing of the Business Combination and PIPE financing	9,154,761
Less: Non-cash net liabilities assumed from GPAC II	(14,638,215)
Net charge to additional paid-in-capital as a result of the Business Combination reported in stockholder’s (deficit)	(5,483,454)

Legacy Stardust Power incurred $7,501,223 as transaction costs related to the Business Combination. Refer Note 2 Deferred Transaction Costs for details.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to Global Partner Sponsor II, LLC (the “Sponsor”). These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, we determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares will be classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout shares will be reflected in the consolidated statement of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at September 30, 2024, the fair value of Sponsor Earnout Shares amounted to $2,972,800.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

September 30, 2024
Market price of public stock	$8.14
Expected term (years)	7.77 years
Volatility	60.00%
Risk-free interest rate	3.71%
Dividend rate	0.00%

NOTE 4 – COMMON STOCK

On July 8, 2024, the Common Stock and warrants began trading on Nasdaq under the ticker symbols “SDST” and “SDSTW”, respectively.

Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors (the “Board”), subject to prior rights of the convertible preferred stockholders. Shares of Common Stock issued and outstanding on the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of stockholders’ deficit includes shares related to restricted stock that are subject to repurchase.

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At September 30, 2024, the Company had 47,872,445 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of September 30, 2024 is approximately 321,370 shares of Common Stock related to restricted stock units that vested in 2024 but have not yet been settled and issued. As of December 31, 2023, the Company had 41,499,772 shares of common stock, par value $0.0001, issued and outstanding.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION

As the Business Combination has been accounted for as a reverse recapitalization, the unaudited condensed consolidated financial statements of the merged entity reflect the continuation of Legacy Stardust Power, Inc. financial statements. Legacy Stardust Power’s. equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, GPAC II. As a result, the number of shares was also retrospectively adjusted for periods ended prior to the Business Combination.

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 2,531,232 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 1,191,980 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the periods from March 16, 2023 (inception) through September 30, 2023 and nine months ended September 30, 2024, the stock based compensation expense impact is insignificant. As at September 30, 2024, 125,411 outstanding shares had not vested and the weighted average remaining contractual period of the unvested restricted stock is 0.5 years. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at September 30, 2024 and December 31, 2023.

Restricted stock activity for the nine months ended September 30, 2024 and balances as at the end of September 30, 2024 were as follows:

	Restricted Stock
	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2023	313,528	0.000002
Granted	-	-
Vested	(188,117)	0.000002
Forfeited	-	-
Unvested as of September 30, 2024	125,411	$0.000002

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 2,301,120 shares of the Company’s Common Stock were reserved for issuance thereunder. During the nine months ended September 30, 2024 the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 1,150,560 shares of Common Stock. During the period from March 16, 2023 (inception) through September 30, 2023, there were no grants under the 2023 Equity Incentive Plan.

Stock Options

During October and November 2023, Legacy Stardust Power granted options for 2,278,108 shares of stock options under the 2023 Equity Incentive Plan: 2,186,064 options were granted to employees, and 92,045 options were granted to a consultant. The employee grants vest over a period of 3 to 5 years, and the consultant grant vests over 18 months. The options granted to both employees and the consultant were exercisable at the exercise price of $0.0065.

All the options under the 2023 Equity Incentive Plan were early-exercised by grantees. Accordingly, the Company received a total amount of $14,850 towards the early exercise of these options during the period from March 16, 2023 (inception) through December 31, 2023 and recorded a liability against the early exercise of these options.

On December 14, 2023, the Company repurchased 920,448 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065. The Company repaid a total amount of $6,000 for the repurchase of these early exercised shares from the employee in January 2024. The amount was charged against the ‘Early exercised shares option liability’.

Subsequent to the quarter ended September 30, 2024, the Company repurchased 25,575 unvested shares that were granted to a consultant and 230,105 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065.

The early exercised shares liability amounting to $7,667 and $8,650 is outstanding as at September 30, 2024, and December 31, 2023, respectively, and is presented under ‘Early exercised shares option liability’ on the unaudited condensed consolidated balance sheet.

Stock option activity for the nine months ended September 30, 2024, and balances as at the end of September 30, 2024 were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	1,326,979	0.57
Granted	-	-
Vested	(219,644)	0.57
Forfeited	(255,680)	0.60
Unvested as at September 30, 2024	851,655	0.56

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The compensation expense for stock options was as follows:

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023
General and administrative expenses	22,221	-	139,945	-

As at September 30, 2024, total unvested compensation cost for stock options granted to employees not yet recognized was $424,924. The Company expects to recognize this compensation over a weighted average period of approximately 2.85 years.

The weighted average fair value of options granted during period from March 16, 2023 (inception) through December 31, 2023 are provided below. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the assumptions indicated below:

2023
Expected option life (years)	5.07 - 5.93 years
Expected volatility	60% - 70%
Risk-free interest rate at grant date	3.84 - 3.86%
Dividend yield	0%

Due to the absence of an active market for the Company’s Common Stock at the time of the grant, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid (Valuation of Privately Held Company Equity Securities Issued as Compensation) to estimate the fair value of its Common Stock. In determining the exercise prices for options granted, the Company has considered the estimated fair value of the Common Stock as at the grant date. The estimated fair value of the Common Stock has been determined at each grant date based upon a variety of factors, including the business, financial condition and results of operations, economic and industry trends, the illiquid nature of the Common Stock, the market performance of peer group of similar publicly traded companies, and future business plans of the Company. Significant changes to the key assumptions underlying the factors used could result in different fair values of Common Stock at each valuation date.

The Company based the risk-free interest rate on a U.S. Treasury Bond Yield with a term substantially equal to the option’s expected term.

The Company based the expected volatility on a blend of historical volatility and implied volatility derived from price of publicly traded shares of peer group of similar companies.

The expected term represents the period that stock based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method which represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company considers this appropriate as there is not sufficient historical information available to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Restricted Stock Units

During April and June 2024, Legacy Stardust Power granted 2,024,985 restricted stock units (“2023 Plan RSUs”) to employees under the 2023 Equity Incentive Plan. These 2023 Plan RSUs are subject to a service-based vesting requirement, and a liquidity plus service-based vesting requirement, which is defined as completion of a go public transaction or change in control. In order for any shares to vest, both the service-based vesting requirement and the liquidity plus service-based vesting requirement must be satisfied with respect to such shares. The liquidity conditions were met on July 8, 2024 upon consummation of the Business Combination, and therefore compensation expenses related to these awards began to be recognized in the quarter ended September 30, 2024 using a graded vesting method over the requisite service period.

RSU activity for the nine months ended September 30, 2024, and balances as at the end of September 30, 2024 were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	-
Granted	2,024,985	8.80
Vested	(247,370)	8.41
Forfeited	-	-
Unvested as at September 30, 2024	1,777,615	8.85

The compensation expense for RSUs was as follows:

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023
General and administrative expenses	5,765,425	-	5,765,425	-

As at September 30, 2024, total unvested compensation cost for RSUs granted to employees not yet recognized was $12,051,682. The Company expects to recognize this compensation over a weighted average period of approximately 3 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2024 Equity Incentive Plan

The Board adopted, and the stockholders of the Company approved, the 2024 Equity Incentive Plan in September 2024. The maximum number of shares with respect to one or more awards that may be granted to any one participant during any calendar year shall be 4,673,665 shares of Common Stock. The 2024 Equity Incentive Plan provides for the grant of stock options, RSUs, PSUs share appreciation rights, restricted shares, dividend equivalents, substitute awards, and other share or cash-based awards (such as cash bonus awards and performance awards) for issuance to employees or consultants of the Company (or any of the Company’s parents or subsidiaries), or directors of the Company.

On September 16, 2024, the Company granted (a) 1,504,296 RSUs to independent directors, officers, employees and consultants which are subject to a service based vesting requirement, (b) 74,000 RSUs fully vested as of the date of grant to consultants and (c) 506,596 PSUs to employees with a service and market condition. These PSUs cliff vest at the end of a three-year term subject to share price based market condition (i.e., the volume weighted average price of the Common Stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30 trading day period or there is a change of control, or the PSUs are otherwise forfeited). The compensation expense for these RSUs and PSUs were recognized on a straight line basis over the term of the award.

Given the absence of a public trading market prior to the closing of the Business Combination, the Legacy Stardust Power board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent contemporaneous third-party valuations of common stock; (ii) the prices for the Company’s convertible notes sold to outside investors; (iii) the rights and preferences of convertible preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO, given prevailing market conditions. Subsequent to the closing of the Business Combination, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.

RSU activity for the nine months ended September 30, 2024, and balances as at the end of September 30, 2024 were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	-
Granted	1,578,296	11.62
Vested	(74,000)	11.62
Forfeited	-	-
Unvested as at September 30, 2024	1,504,296	11.62

The compensation expense for RSUs was as follows:

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023
General and administrative expenses	1,082,031	-	1,082,031	-

As at September 30, 2024, total unvested compensation cost for RSUs granted to employees and non employee directors not yet recognized was $6,964,717. The Company expects to recognize this compensation over a weighted average period of approximately 3.04 years.

As at September 30, 2024, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $10,293,051. We expect to recognize this compensation over a period of approximately 4 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$11.62
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the nine months ended September 30, 2024, and balances as at the end of September 30, 2024 were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	-
Granted	506,596	6.73
Vested	-	-
Forfeited	-	-
Unvested as at September 30, 2024	506,596	6.73

The compensation expense for PSUs was as follows:

	Three months ended
	September 30, 2024	September 30, 2023	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023
General and administrative expenses	46,678	-	46,678	-

As at September 30, 2024, total unvested compensation cost for PSUs granted to employees not yet recognized was $3,363,929. The Company expects to recognize this compensation over a weighted average period of approximately 2.96 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCOUNTING FOR WARRANTS LIABILITY

The Company established the initial fair value of the Private Placement and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on September 30, 2024. Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. At September 30, 2024 and December 31, 2023, there were 10,430,800 and Nil warrants, outstanding respectively, including 4,864,133 Public Warrants and 5,566,667 Private Placement Warrants outstanding at September 30, 2024 and Nil Public and Private Placement Warrants outstanding at December 31, 2023. During the three months ended September 30, 2024, 135,796 Public Warrants were exercised at a price of $11.50, generating proceeds of $1,561,655.

Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders, and that certain other conditions are met. Once the Public Warrants become exercisable, the Company may also redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the common stock equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the common stock is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.

The Company, in no event later than twenty (20) Business Days after the closing of its initial Business Combination, shall use its commercially reasonable efforts to file with the Commission a registration statement for the registration, under the Securities Act, of the Ordinary Shares issuable upon exercise of the warrants. The Company shall use its commercially reasonable efforts to cause the same to become effective within sixty (60) Business Days following the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of this Agreement.

If any such registration statement has not been declared effective by the sixtieth (60th) Business Day following the closing of the Business Combination, holders of the warrants shall have the right, during the period beginning on the sixty-first (61st) Business Day after the closing of the Business Combination and ending upon such registration statement being declared effective by the Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the issuance of the Ordinary Shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis,” by exchanging the warrants (in accordance with Section 3(a)(9) of the Securities Act or another exemption) for that number of Ordinary Shares equal to the lesser of:

(A) the quotient obtained by dividing (x) the product of the number of Ordinary Shares underlying the warrants, multiplied by the excess of the Fair Market Value less the warrant Price by (y) the Fair Market Value and

(B) 0.361 per warrant (“a settlement cap” for accounting purposes).

The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. However, the Private Placement Warrants are not redeemable by the Company as long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

The Company’s warrants are not indexed to the Company’s Common Stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Further, there is a settlement cap for Public Warrants, and Private Placement Warrants upon transfer from Sponsor or permitted transferees to other holders, if the holder elects to exercise warrants on a cashless basis if the Company fails to maintain an effective registration statement covering the Common Stock issuable upon warrant exercises throughout the term of the warrants. Maintenance of an effective registration statement is not an input to the fair value option model for a fixed-for-fixed option or forward. As such, the Company’s warrants are accounted for as derivative warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At September 30, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$2,188,859	$2,188,859	$-	$-
Private placement warrants	2,505,000	-	2,505,000	-
Warrant liability	$4,693,859	$2,188,859	$2,505,000	$-

At September 30, 2024 the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three and nine months ended September 30, 2024.

NOTE 7 – INVESTMENT

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at September 30, 2024. Further, no material expenses have been incurred towards the feasibility studies during the three and nine months ended September 30, 2024. All costs associated with the feasibility studies would be expensed as incurred.

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $67,562 and $218,556 as at September 30, 2024 and December 31, 2023, respectively. The Company recognized a gain of $11,678 and a loss of $150,994 for the three and nine months ended September 30, 2024, respectively and $Nil for both the three months ended September 30, 2023 and for the period from March 16, 2023 (inception) to September 30, 2023, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

NOTE 8 – SIMPLE AGREEMENT FOR FUTURE EQUITY (SAFE NOTES)

On June 6, 2023, Legacy Stardust Power received $2,000,000 in cash from a single investor and funded a SAFE note on August 15, 2023. The funds were received from an unrelated third party, through its entity which is currently being managed under the purview of an investment management agreement between them and VIKASA Capital Advisors, LLC (a related party) in consideration for which VIKASA Capital Advisors, LLC is paid-investment management fees.

On November 20, 2023, Legacy Stardust Power received an additional $2,000,000 in cash from a single investor, which, along with the $1,000,000 deposit received in September 2023, funded a new $3,000,000 SAFE note. On February 23, 2024, the Company entered into a third SAFE note and received an additional $200,000 in cash from a single investor.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The SAFE notes were classified as a liability based on evaluating characteristics of the instrument and is presented at fair value as a non-current liability in the Company’s unaudited condensed consolidated balance sheets. The SAFE notes provide the Company an option to call for additional preferred stock up to $25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Board, and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and is valued as part of the liability value associated with the instrument as a whole. The terms for SAFE notes were amended on November 18, 2023 for both the original and new issuance to introduce a discount rate of 20% to the lowest price per share of preferred stock sold or the listing price of the Company’s Common Stock upon consummation of a SPAC transaction or IPO. Additionally, the SAFE notes provide the investor certain rights upon an equity financing, change in control or dissolution.

On March 21, 2024, Legacy Stardust Power entered into a financing commitment and equity line of credit agreement with American Investor Group Direct LLC (“AIGD”). The agreement replaced the above contingent commitment feature of the SAFE notes, granting the Company an option to drawdown up to an additional $15,000,000 on terms similar to the SAFE notes prior to the First Effective Time. On April 24, 2024, the Company amended and restated the August 2023 SAFE note and the November 2023 SAFE. On May 1, 2024, the Company amended and restated the February 2024 SAFE note. These amendments clarify the conversion mechanism in connection with the Business Combination.

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 636,916 Common Stock shares of the Company and therefore no further fair valuation was required as at September 30, 2024. As at December 31, 2023, the fair value of the SAFE notes was $5,212,200, and is classified as a non-current liability. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

NOTE 9 – CONVERTIBLE NOTES

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement (“convertible notes”) for $2,000,000 with AIGD. Further, the Company entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms to the AIGD convertible equity agreement. The convertible notes were classified as a liability based on evaluating characteristics of the instrument and were presented at fair value as a non-current liability in the Company’s unaudited condensed consolidated balance sheets as at June 30, 2024. The estimated fair value of the convertible notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. The convertible notes had no interest rate or maturity date, no description of dividend and no participation rights. The liquidation preference of the convertible notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not convertible and/or pari preferred equity.

Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity agreements, the convertible notes converted into 257,216 shares of the Company’s Common Stock and therefore no further fair valuation was required as at September 30, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the unaudited condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2023
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$218,556	$-	$-	$218,556
Total financial assets	$218,556	$-	$-	$218,556

	Fair Value Measurements as at September 30, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$67,562	$-	$-	$67,562
Total financial assets	$67,562	$-	$-	$67,562

	Fair Value Measurements as at December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
SAFE notes (b)	$-	$-	$5,212,200	$5,212,200
Sponsor earnout shares (c)	-	-	-	-
Total financial liabilities	$-	$-	$5,212,200	$5,212,200

	Fair Value Measurements as at September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (c)	-	-	2,972,800	2,972,800
Total financial liabilities	$-	$-	$2,972,800	$2,972,800

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

(b)	The valuation of the Level 3 measurement considered the probabilities of the occurrence of the scenarios as discussed in Note 2 the audited consolidated financial statements of Legacy Stardust Power and notes thereto for the period March 16, 2023 (inception) to December 31, 2023 included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024.

(c)	For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earnout. Change in the fair value of earnout liability is reflected in our unaudited condensed consolidated statements of operations.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes, convertible notes and Sponsor earnout liability:

	SAFE notes at fair value	Convertible notes at fair value	Sponsor Earnout liability at fair value
Balance as at March 16, 2023 (inception)	$-	$-	$-
Issuance of notes	2,000,000	-	-
Change in fair value	-	-	-
Balance as at June 30, 2023	$2,000,000	$-	$-
Issuance of notes	-	-	-
Change in fair value	-	-	-
Balance as at September 30, 2023	$2,000,000	$-	$-
Issuance of notes	3,000,000	-	-
Change in fair value	212,200	-	-
Balance as at December 31, 2023	$5,212,200	$-	$-
Issuance of notes	200,000	-	-
Change in fair value	107,900	-	-
Balance as at March 31, 2024	$5,520,100	$-	$-
Issuance of notes	-	2,100,000	-
Change in fair value	847,100	471,400	-
Balance as at June 30, 2024	$6,367,200	$2,571,400	$-
Issuance of common stock upon conversion	(6,367,200)	(2,571,400)	-
Sponsor earnout liability recognized on closing of Business Combination	-	-	4,608,900
Change in fair value			(1,636,100)
Balance as at September 30, 2024	$-	$-	$2,972,800

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the audited consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023 included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity and SAFE note agreements, the SAFE notes and convertible notes converted into 257,216 and 636,916 shares of the Company’s Common Stock.

NOTE 11 – PROMISSORY NOTES

In March 2023, Legacy Stardust Power entered into unsecured notes payable with three related parties as described in Note 13. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023 and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semiannual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 3.71%.

As at September 30, 2024, the Company had $840,000 available to draw.

NOTE 12 – SEGMENT REPORTING

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, “Segment Reporting”. The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The Company has a single, common management team and our cash flows are reported and reviewed with no distinct cash flows.

NOTE 13 – RELATED PARTY TRANSACTIONS

Legacy Stardust Power entered into a service agreement with VIKASA Capital Partners LLC (“VCP”) on March 16, 2023, for services associated with setting up a lithium refinery. VCP provides formation and organization structure advisory, capital market advisory, marketing advisory services and other consulting and advisory services with respect to the Company’s organization. Under the service agreement and subsequent amendments, VCP can be compensated for advisory services up to total of $1,050,000, of which $980,000 has been incurred as of September 30, 2023.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 16, 2023, Legacy Stardust Power entered into a consulting agreement with 7636 Holdings LLC, which was subsequently amended on April 1, 2023, and also separately entered into an agreement with VIKASA Capital LLC. The agreement primarily provides compensation for strategic, business, financial, operations and industry advisory services to the Company’s planned development of a lithium refinery operation.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Three months ended
	September 30, 2024	September 30, 2023	Nine Months Ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023

Consulting expenses under contract due to:
VIKASA Capital Partners LLC	$-	$-	$-	$980,000
7636 Holdings LLC	-	79,000	-	180,806
VIKASA Capital LLC	-	68,497	-	146,129
Total consulting expenses	-	147,497	-	1,306,935

Other expenses paid on the Company’s behalf due to:
VIKASA Capital LLC	-	-	-	34,318
VIKASA Capital Partners LLC	-	-	-	9,868
Total other expenses paid on the Company’s behalf	-	-	-	44,186

Total	$-	$147,497	-	$1,351,121

As of September 30, 2023, $1,126,129 expenses were paid and $224,992 was due to related parties. During the period from March 16, 2023 (inception) through September 30, 2023, the Company provided shares to shareholders in exchange for a subscription of $90. The Company received the $90 on June 14, 2023. As at September 30, 2024 and December 31, 2023, no amounts were due to related parties of the Company.

Legacy Stardust Power entered into notes payable agreement of $1,000,000 with the following related parties, which were all affiliates of the Company:

	Three months ended
	September 30, 2024	September 30, 2023	Nine Months Ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023

Energy Transition Investors LLC	$-	$-	$-	$750,000
VIKASA Clean Energy I LP	-	-	-	160,000
Roshan Pujari	-	-	-	90,000
Notes obtained from related parties	-	-	-	1,000,000

VIKASA Capital LLC facilitated the initial funding of the notes obtained on behalf of the related parties. As of September 30, 2023, $7,111 of interest on these notes was due to related parties. As at September 30, 2024 and December 31, 2023, the Company had repaid all the above notes.

NOTE 14 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	September 30, 2024	December 31, 2023
Accrued expenses	1,053,345	151,284
Capital market advisory fees	3,000,000	-
Payroll liabilities	75,913	56,823
	4,129,258	208,107

NOTE 15 – SUBSEQUENT EVENTS

As at September 30, 2024, final payment for the land in Muskogee has not been made and therefore title to the land is also pending transfer to the Company’s name. As of the date of the issue of these financial statements, the deadline for payment had passed, but the Company obtained an extension from the City of Muskogee until November 19, 2024 to complete payment and transfer of title to the land.

The Company has entered into a 90-Day exclusivity agreement with IRIS Metals (“IRIS Metals”), an ASX-listed metals company, which follows the Company’s investment into IRIS Metals for approximately $1.65 million or 10 million shares of IRIS, in November 2024. The agreement, which began on November 9, 2024, allows the Company to explore a strategic partnership with, or investment in, IRIS Metals, including, without limitation, a commercial offtake arrangement for battery-grade lithium production, financing or other investment in IRIS Metals or its affiliates.

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, and the related notes thereto contained elsewhere in this Quarterly Report.

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company”, “Stardust” or “Stardust Power” refer to Stardust Power Inc. and its consolidated subsidiaries at or after the consummation of the business combination (the “Business Combination”). Terms otherwise not defined herein, have the meaning given to such terms in the Proxy Statement/Prospectus in the section titled “Certain Defined Terms” beginning on page iii thereof, and such definitions are incorporated herein by reference.

Cautionary Note Regarding Forward-Looking Statements

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors described or referenced in this Quarterly Report under the heading “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” in this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report.

Company Overview and History

On December 5, 2022, Stardust Power LLC was organized as a limited liability company in the State of Delaware. On March 16, 2023, Stardust Power Operating Inc. (f/k/a Stardust Power Inc. prior to the consummation of the Business Combination, “Legacy Stardust Power”) was organized as a corporation in the State of Delaware with operations commencing on March 16, 2023. The ownership interests of Stardust Power LLC were subsequently transferred to Stardust Power Inc. On July 8, 2024, former Stardust Power Inc. was renamed Stardust Power Operating Inc.

Stardust Power is a U.S.-based development stage battery grade lithium manufacturer designed to foster clean energy independence for America. The Company is in the process of creating capacity to manufacture battery grade lithium products, primarily for the electric vehicle (“EV”) market, by developing a large-scale lithium refinery in the United States. Stardust Power seeks to become a sustainable, cost-effective supplier of battery grade lithium products, by its innovative approach in the development of a large central refinery optimized for multiple inputs of lithium brine inputs (the “Facility”) in Oklahoma.

Stardust Power intends to source lithium brine feedstock from various suppliers and may make investments upstream to secure additional feedstock. We seek to sell our products to EV manufacturers as our primary market, with potential applications in other areas such as battery manufacturers, the U.S. military, and original equipment manufacturers (“OEMs”).

Some of the key driving factors are the demand for battery grade lithium products, fueled largely by the demand and production of electric vehicles and automotive OEMs and battery manufacturers seeking domestic supply options, leading to demand for minerals used in battery cells, such as lithium, governmental incentives for American manufacturing and evolving geopolitical climate that is creating a national security priority for the U.S. market.

In February 2023, Stardust Power LLC received an illustrative incentive analysis for up to $257 million in performance-based incentives from the State of Oklahoma and potential federal incentives, which also contained potential for further eligible federal grants. The state incentives were based on initial job creation, equipment procurement, training and recruitment incentives, property tax exemptions, sales tax exemptions, and capital expenditure projections submitted to the Oklahoma Department of Commerce in the first quarter of 2023 and could be subject to changes as the Company would progress in setting up the Facility and commercial production of battery grade lithium in the future. These incentives may change based on the actual financial metrics of the Company in the future, which may be lower or higher.

Stardust Power believes that it is well poised to address these opportunities by emerging as a leading, fully integrated domestic lithium supplier, and contribute to restoring American sustainable energy independence, thereby bridging the gap in the domestic supply of battery grade lithium products.

Recent Developments

Purchase and Sale Agreement for Site

On January 10, 2024, Stardust Power entered into a purchase and sale agreement with the City of Muskogee to purchase the site in Southside Industrial Park, Muskogee, Oklahoma for a total of $1,662,030. As of the date of the issue of these financial statements, the deadline for payment had passed, but the Company obtained an extension from the City of Muskogee until November 19, 2024 to complete payment and transfer of title to the land.

Business Combination

On November 21, 2023, Legacy Stardust Power entered into a business combination agreement (the “Business Combination Agreement”) with Global Partner Acquisition Corp II (“GPAC II”), a Cayman Islands exempted company, Strike Merger Sub I, Inc. (“First Merger Sub”), a Delaware corporation and direct wholly owned subsidiary of GPAC II, and Strike Merger Sub II LLC (“Second Merger Sub”), a Delaware limited liability company and direct wholly owned subsidiary of GPAC II.

On July 8, 2024 (the “Closing Date”), Legacy Stardust Power completed the Business Combination contemplated by the Business Combination Agreement. GPAC II deregistered as a Cayman Islands exempted company and domesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation (the effective time of such merger being the “First Effective Time”). The Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc. (also referred to herein as the “Combined Company” or “Stardust Power”).

As per the Business Combination Agreement:

●	Each share of common stock of Legacy Stardust Power (“Legacy Stardust Power Common Stock”) issued and outstanding immediately prior to the First Effective Time converted into the right to receive the number of shares of combined company (“Newco”) common stock (“Newco Stock”) equal to the merger consideration divided by the number of shares of the Company fully diluted stock.
●	Each outstanding option to purchase Legacy Stardust Power Common Stock (each a “Legacy Stardust Power Option”), whether vested or unvested, automatically converted into an option to purchase a number of shares of Newco Stock equal to the number of shares of Newco Stock subject to such Stardust Power Option immediately prior to the First Effective Time multiplied by the per share consideration.
●	Each share of Legacy Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time converted into a number of shares of Newco Stock equal to the number of shares of Legacy Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the per share consideration.
●	All outstanding redeemable public warrants and private warrants of GPAC II representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Newco Stock.
●	All outstanding GPAC Class A (after redemptions) and Class B common shares were cancelled and converted into shares of the Newco Stock.
●

As consideration for certain Class A ordinary shareholders entering into NRAs agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 127,777 ordinary shares of Stardust Power at a price per share of approximately $10.00 per share at closing of the Business Combination.

●	Additionally, the Combined Company issued one million shares of Newco Stock to the Sponsor as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination. Fifty percent of the Sponsor Earnout Shares will vest when the volume-weighted average price (“VWAP”) of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period, or are otherwise forfeited. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested.
●	Additionally, the Combined Company will issue five million shares of Newco Stock to the holders of Legacy Stardust Power as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination, the volume-weighted average price of GPAC II common stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30-trading-day period or there is a change of control, or are otherwise forfeited.
●	Immediately prior to the closing of the Business Combination, the SAFE notes automatically converted into the 138,393 shares of Legacy Stardust Power Common Stock.
●	Immediately prior to the closing of the Business Combination, the convertible notes automatically converted into 55,889 shares of Legacy Stardust Power Common Stock.
●	Stardust Power issued 1,077,541 shares of Combined Company Common Stock in exchange for $10,075,002 of cash in accordance with the terms of the PIPE Subscription Agreement in connection with the Business Combination.

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into the Purchase Agreement and the related Registration Rights Agreement with B. Riley Principal Capital II. Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company.

Engineering Agreement

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Muskogee Lithium facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments.

SAFE Note and Convertible Equity Agreement Transactions

On June 6, 2023, Legacy Stardust Power received $2,000,000 in cash from a single investor and funded a simple agreement for future equity on August 15, 2023 (the “August 2023 SAFE Note”). The funds were received from American Investor Group Direct LLC (“AIGD”), an unrelated third party, through its entity which is currently being managed under the purview of an investment management agreement between them and VIKASA Capital Partners LLC (or “VCP”) (a related party) in consideration for which VCP is paid investment management fees. Additionally, the August 2023 SAFE note provides AIGD with certain rights of conversion upon an equity financing, or cash repayment or other form of repayment upon a change in control or dissolution. On November 18, 2023, Legacy Stardust Power amended the August 2023 SAFE note (the “amended August 2023 SAFE”), which introduced a discount rate of 20% to (a) the lowest price per share of preferred stock sold in the preferred stock purchase or (b) the listing price of the Combined Company Common Stock upon consummation of a SPAC transaction or IPO. On November 18, 2023, Legacy Stardust Power also entered into a second simple agreement for future equity with AIGD for an aggregate amount of $3,000,000 (the “November 2023 SAFE note”) under the same terms and conditions as the amended August 2023 SAFE note. On February 23, 2024, Legacy Stardust Power entered into a third SAFE note with an individual for an aggregate amount of $200,000 (the “February 2024 SAFE note”, and together with the August 2023 SAFE note and the November 2023 SAFE note, the “SAFE notes”). The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to $25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Board, and achievement of certain milestones, for up to 42 months following such conversion.

On March 21, 2024, Legacy Stardust Power entered into a financing commitment and equity line of credit agreement with AIGD. The agreement replaced the above contingent commitment feature of the SAFE notes granting Legacy Stardust Power an option to drawdown up to an additional $15,000,000 on terms similar to the SAFE notes prior to the First Effective Time. On April 24, 2024, Legacy Stardust Power amended and restated the August 2023 SAFE note and the November 2023 SAFE note. On May 1, 2024, Legacy Stardust Power amended and restated the February 2024 SAFE note. These amendments clarified the conversion mechanism in connection with the Business Combination. Immediately prior to the First Effective Time, the cash received pursuant to the SAFE notes automatically converted into 138,393 shares of Stardust Power Common Stock.

Legacy Stardust Power entered into a convertible equity agreement with AIGD on April 24, 2024 for $2,000,000 and additionally entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms. Immediately prior to the First Effective Time, the cash received pursuant to the convertible equity agreements automatically converted into 55,889 shares of Legacy Stardust Power Common Stock.

Unsecured Notes with Related Parties

In March 2023, Legacy Stardust Power issued unsecured notes to three related parties. These notes payable provided Legacy Stardust Power the ability to draw up to $1,000,000 in the aggregate in the following timing: $160,000 until December 31, 2023 and $840,000 until December 31, 2025. As of September 30, 2024, the Company has repaid all the notes payable.

Investment in QX Resources

In October 2023, Legacy Stardust Power purchased 13,949,579 ordinary shares (1.26% of the total equity) of QX Resources Limited (“QXR”), a limited liability company whose ordinary shares are listed on the Australian Securities Exchange, for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California (the “Project”), for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IG Lithium LLC (the “Earn-in Venture”). Legacy Stardust Power is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. No formal off-take agreement has been executed as of September 30, 2024. Further, no material expenses have been incurred towards the feasibility studies during the three and nine months ended September 30, 2024. The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Prospectus and this Quarterly Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

We are a development stage company, and have executed a purchase and sale agreement, effective January 10, 2024, with the City of Muskogee. The critical issue analysis, phase I ESA, geotechnical study, and readiness assessment of the site in Southside Industrial Park, Muskogee, Oklahoma has been conducted, while the feasibility study for construction of an electrical substation is underway, and we may be required to conduct other relevant studies.

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 tons per annum (“tpa”). The second phase is to add a second production line with up to 25,000 tpa, to create a total capacity of up to 50,000 tpa.

A technological innovation of Stardust Power’s planned refinery is the ability for the Facility to refine different sources of lithium brine inputs. The Facility is being designed to accept lithium brines, of a certain approved chemical composition. It is Stardust Power’s intention that the Facility will be able to dilute and pretreat feedstock as necessary, to ensure that various lithium feedstock can be blended, in order to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by screening for a broader set of contaminants, in comparison to other lithium refineries.

Partnership Ecosystem

Our success will depend on whether we can execute and expand our ecosystem of commercial arrangements with additional suppliers of brine and executing agreements with them at favorable terms. The availability of brine for the purpose of extracting lithium is still in a nascent stage and we would require access to multiple sources as we start commercial production and grow our business. Our management team frequently evaluates current and future sources of supplies for reliability of supply and geographic locations for logistics and cost efficiency. We would also require to maintain technology arrangements with existing strategic affiliations on whose patented and proprietary processes we depend on, as well as forge new technology affiliations as exploration, extraction and purification processes evolve, to obtain raw materials required to manufacture high-quality lithium suitable for consumption by the EV industry, and other potential usages. These affiliations will enable us to refine and sell battery grade lithium at competitive prices, which in turn helps secure the growth and profitability of our business operations in the long term.

Adequate Capital Raise

The success of our refinery’s activities relating to producing battery grade lithium from brine and the success of our ability to obtain relevant permits in a timely manner require significant capital investment and financing to fund the initial investment in all aspects of setting up the operations, and may subsequently be impacted by our operating losses, competition from substitute products and services from larger companies, protection of proprietary technology of our strategic partners, and dependence on key individuals.

Our unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. We believe that the cash on hand and additional investments available through issuance of new Common Stock will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements. As a development stage company, Stardust Power needs to raise additional capital to realize its business objectives. Our long-term success and ability to continue as a going concern is dependent upon our ability to successfully raise additional capital or financing, or successfully enter into strategic partnerships. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities.

Limited Operating History

We have a limited operating history and there is limited historical financial information upon which to base an evaluation of our performance. Our business and financial condition must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation. As Legacy Stardust Power was incorporated on March 16, 2023 (inception date), the period from March 16, 2023 to September 30, 2023 is not comparable to the nine months ended September 30, 2024.

Key Business Metrics, Non-GAAP Measure

Since we have yet to start the construction of our Facility and associated commercial production, we do not have financial information on key business metrics. However, based on our experience and industry knowledge, we expect the following would be key business metrics:

●	Raw Material Cost/ton: This includes the input cost of lithium chloride for the plant. As this may be obtained from various sources, the weighted average cost will be calculated to arrive at the raw material cost per ton and reflects the Company’s ability to procure high-quality raw materials at an appropriate price. The weighted average method also helps in calculating the gross margin on a per-ton basis. The technology implemented and the efficiency of the operations are also reflected on the gross margin per ton.

●	Selling Price/ton: This multiple is driven by the demand and supply of the lithium price as well as the efficient operations of the plant. The computation of the selling price may be based on the output sold per long-term contract, which is expected to have a floor and a cap, as well as the spot price on the date of placing a purchase order by the customer, with the Company and the customer sharing the difference between the floor and spot price.

●	Capex/ton: This reflects the Capex incurred on a per-ton basis. It includes both direct and indirect costs. It also has contingency costs built in for any impact on Capex, to account for unforeseen events. The key is to optimize plant efficiency in long-term operations with the appropriate technology and set-up.

●	Opex/ton: This includes the ongoing expenses incurred from the day-to-day running of the operations. It helps in measuring how much profit a company makes on a dollar of sales after paying for variable costs of production, such as wages and raw materials, but before paying interest or tax. The lower multiple reflects the efficient functioning of the management.

●	Capacity Utilization: This measures how much output a plant is producing, compared to its maximum potential output, which is dependent on two key factors: (a) design capacity, which impacts the operational efficiency of the plant, and (b) the plant’s downtime for its maintenance. Timely maintenance is also the key to running any efficient operations.

Further, since we are yet to generate revenue, non-GAAP measures such as EBITDA and EBITDA margins, cannot be captured currently, but will be stated once we have commenced commercial production and selling of battery grade lithium to our intended customers.

Business and Macroeconomic Conditions

Our business and financial condition has been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions and events, including higher inflation, higher interest rates, supply chain and logistics challenges, banking crises, and fluctuations or volatility in capital markets.

Components of Results of Operations

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of battery grade lithium primarily to the EV market. We expect that we will enter into long-term contracts (typically 10 years), driven by industry dynamics of the EV industry, with a pricing structure at cap and ceiling, and sharing of variable price between customers and the Company.

Cost of Goods Sold

We have not sourced any raw material to date. We expect to source brine from lithium producing suppliers including the oil and gas industry as a byproduct of their exploration and extraction processes. We are in the process of negotiating with multiple suppliers for brine feedstock, including producers from the oil and gas industry. The length, tenure and pricing of these contracts will depend largely on the type of supply and is expected to vary from supplier to supplier.

Expenses

General and Administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services for organization setup and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in initially setting up our Facility, recruit more employees, and subsequently in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and the Nasdaq Global Market.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes issued during the current quarter. During the three months ended September 30, 2024, the Company issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC respectively. These notes carry an interest rate of 6% with maturity date of December 16, 2024 and July 1, 2025, respectively.

Interest expense

Interest expense is comprised of interest payable on short-term loans. The Company entered into a financing agreement of $465,838 for the purchase of a D&O insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

Interest expense prior to the quarter ended September 30, 2024 comprised of interest payable on short-term loans. Legacy Stardust Power entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as at September 30, 2024.

Change in fair value of investment in equity securities

Change in fair value of investment in equity securities relates to movements in fair value of investment in equity securities of strategic investments such as the investment in QX Resources, that need to be recorded in the statement of operations for each reporting period, based on readily available quoted prices for such investment.

Change in fair value of SAFE notes and convertible notes

Change in fair value of SAFE notes and convertible notes relates to movements in fair value of SAFE notes and convertible notes that have been classified as liability instruments in the financial statements, which need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes and convertible notes were converted into Common Stock of the Company.

Change in fair value of earnout shares

Change in fair value of earnout shares relates to movements in fair value of earnout shares issued to the Sponsor which have been classified as liability instruments in the financial statements, that need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrants

Change in fair value of warrants relates to movements in fair value of Public Warrants and Private Placement Warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the statement of operations for each reporting period, based on fair value at period end.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the period indicated:

	Three Months Ended			Nine Months Ended	Period from March 16, 2023 (inception) through
	September 30, 2024	September 30, 2023	Changes	September 30, 2024	September 30, 2023	Changes
Revenue	-	-	-	-	-	-

General and administrative expenses	8,980,965	778,455	8,202,510	11,483,389	1,902,653	9,580,736
Operating Loss	(8,980,965)	(778,455)	(8,202,510)	(11,483,389)	(1,902,653)	(9,580,736)
Other income (expenses)						-
SAFE note issuance costs	-	(29,655)	29,655	-	(466,302)	466,302
Other transaction costs	-	(35,690)	35,690	-	(452,519)	452,519
Interest income	3,397	-	3,397	3,397	-	3,397
Interest expense	(8,558)	-	(8,558)	(10,637)	(7,111)	(3,526)
Change in fair value of earnout shares	1,636,100	-	1,636,100	1,636,100	-	1,636,100
Change in fair value of warrant liability	(2,753,964)	-	(2,753,964)	(2,753,964)	-	(2,753,964)
Change in fair value of investment in equity securities	11,678	-	11,678	(150,994)	-	(150,994)
Change in fair value of convertible equity	-	-	-	(471,400)	-	(471,400)
Change in fair value of SAFE notes	-	-	-	(955,000)	-	(955,000)
Total other expenses	(1,111,347)	(65,345)	(1,046,002)	(2,702,498)	(925,932)	(1,776,566)

Net Loss	(10,092,312)	(843,800)	(9,248,512)	(14,185,887)	(2,828,585)	(11,357,302)

Legacy Stardust Power was incorporated on March 16, 2023 (inception date), hence the period from March 16, 2023 to September 30, 2023 is not comparable to the nine months ended September 30, 2024.

Revenues

We did not earn any revenue since inception.

Cost of Goods Sold

We did not manufacture any products, and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses primarily attributable to fees for professional consulting fees, mainly comprising formation and organization structure, advisory marketing advisory services and other consulting, legal services and advisory services with respect to the Company’s organization, fees for strategic investments evaluation and employee related compensation expenses representing base salary, benefits and stock based compensation expense. The details of these expenses are as follows:

	Three months ended			Nine Months ended	Period from March 16, 2023 (inception) through
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
Professional and consulting fees	1,370,622	471,149	899,473	2,198,167	1,266,550	931,617
Legal and book-keeping services	394,800	117,349	277,451	609,811	253,789	356,022
Payroll and related taxes	6,634,331	96,185	6,538,146	7,670,327	173,818	7,496,509
Marketing and Advertisement	19,755	38,710	(18,955)	38,061	95,622	(57,561)
Other	561,456	55,062	506,394	967,023	112,874	854,149
	8,980,965	778,455	8,202,510	11,483,389	1,902,653	9,580,736

For the three months ended September 30, 2024, general and administrative expenses increased compared to three months ended September 30, 2023, primarily due to higher employee related costs driven by an increase in stock based compensation and increase in the number of employees, increase in legal fees, professional and consulting fees, and in other administrative expenses in line with growth in operations. The increase was partially offset by decrease in, marketing advisory services and other consulting, legal services and advisory services with respect to the Company’s organization incurred in comparative period.

For the nine months ended September 30, 2024, general and administrative expenses increased compared to the period March 16, 2023 (inception) to September 30, 2023, primarily due to higher employee related costs driven by an increase in stock based compensation expense and number of employees, increase in legal and professional services such as legal fees, professional and consulting fees, accounting advisory, statutory auditor fees, technical consultants and business consulting and an increase in business development and other administrative expenses in line with growth in operations. The increase was partially offset by decrease in marketing advisory services and other consulting, legal services and advisory services with respect to the Company’s organization incurred in comparative period.

Other Income (Expenses)

SAFE note issuance costs

SAFE note issuance costs of Nil for the three and nine months ended September 30, 2024 and $29,655 and $466,302 for the three months ended September 30, 2023 and period since March 16, 2023 (inception) through September 30, 2023, respectively, primarily represent $435,000 of capital advisory services fees paid to related party for sourcing the SAFE note commitment from the investor and $31,302 of legal costs incurred towards setting up and executing the SAFE note agreements.

Other transaction costs

Other transaction costs of Nil for the three and nine months ended September 30, 2024 and $35,690 and $452,519 for the three months ended September 30, 2023 and period since March 16, 2023 (inception) through September 30, 2023, respectively, relate to costs that represent fees and expenses, primarily legal expenses associated with evaluation of potential other SPAC merger opportunities that the Company ultimately did not execute, including $100,000 of fees paid to a related party.

Interest expense

For the three months ended September 30, 2024, interest expenses increased compared to three months ended September 30, 2023, primarily due to interest expense incurred on the financing agreement for the Company’s purchase of D&O and other insurance policies. The Company had no financing agreement during the comparative period.

For the nine months ended September 30, 2024, interest expenses increased compared to the period March 16, 2023 (inception) to September 30, 2023, primarily due to interest expense incurred on the financing agreement for purchase of general insurance policies.

Change in fair value of investment in equity securities

The increase in fair value of investment in equity securities of $11,678 and decrease in the fair value of investment of $150,994 during the three and nine months ended September 30, 2024, respectively, is due to change in fair value of investment in QXR based on readily available quoted prices for such investment. The Company did not have any such investment in the comparative period.

Change in fair value of SAFE notes

The increase in fair value of SAFE notes of Nil and $955,000 during the three and nine months ended September 30, 2024, respectively, is due to changes in estimates related to inputs used in the valuation, which have been classified as liability instruments, based on third party valuations, prior to the conversion of the instruments into Common Stock. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such SAFE notes in the comparative period.

Change in fair value of convertible notes

The increase in fair value of convertible notes of Nil and $471,400 during the three and nine months ended September 30, 2024, is due to changes in estimates related to inputs used in the valuation, which have been classified as liability instruments, based on third party valuations. The convertible notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such convertible notes in the comparative period.

Change in fair value of earnout shares

Change in fair value of earnout shares decreased by $1,636,100 for the three and nine months ended September 30, 2024, relates to movements in fair value of earnout shares issued to the Sponsor, at the closing of the Business Combination, which have been classified as liability instruments in the financial statements, that need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end. The Company had not issued any such earnout shares in the comparative period.

Change in fair value of warrants

Change in fair value of warrants which was an increase of $2,753,964 for the three and nine months ended September 30, 2024, relates to movements in fair value of public and private placement warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the statement of operations for each reporting period, based on fair value at period end. The Company had not issued any such warrants in the comparative period.

Tax expenses

For the three and nine months ended September 30, 2024, three months ended September 30, 2023 and period since March 16, 2023 (inception) through September 30, 2023, the tax expense is Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the balance sheet as at September 30, 2024 and December 31, 2023, primarily due to net operating loss carryforwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three and nine months ended September 30, 2024, the Company incurred a net loss of $10,092,312 and $14,185,887 respectively, and for the three months ended September 30, 2023 and for the period from March 16, 2023 (inception) through September 30, 2023, the Company incurred a net loss of $843,800 and $2,828,585 respectively. Since the Company is yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and executed supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $43.0 million and $3.8 million respectively.

We have not earned any revenue and have been operating at a loss since inception. We have an accumulated deficit and stockholders’ deficit.

Liquidity Requirements

Our primary requirements for liquidity and capital are investment in new facilities, new technologies, working capital and general corporate needs. Specifically, in this regard, the total refinery cost, which includes all direct and indirect costs and contingencies needed to build the refinery, has been estimated at $1,165 million. We intend to finance our project cost through a mix of debt, equity and potential government grants. We expect our operational expenditures to increase for the foreseeable future in connection with ongoing and future activities. Specifically, expenditures will increase as we:

●	Secure and build facilities;
●	invest in research and development activities to advance the development of our technologies; and
●	incur additional expenses associated with transitioning to, and operating as, a public company.

Our current and ongoing liquidity requirements will depend on many factors, including: our launch cadence, the timing and extent of spending to support additional development efforts, the introduction of new and enhanced offerings, the continuing market adoption of our offerings, the timing and extent of additional capital expenditures to invest in manufacturing facilities and additional spaceports. In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, business offerings and technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.

Sources of Liquidity and Going Concern

We have funded our operations with proceeds from sales of Legacy Stardust Power Common Stock, promissory notes, SAFE notes, and convertible equity agreements. As of September 30, 2024, our promissory notes were fully repaid. To continue as a going concern, we anticipate funding our near-term operations through the sale of equity securities, promissory notes, additional SAFE notes, debt financing or from other capital sources. If adequate funds are not available, we may be required to curtail, delay, or eliminate some or all of our planned activities, or raise additional financing to continue to fund operations, and may not be able to continue as a going concern.

Our unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity having no revenues, has incurred net loss since inception of $43,050,972 and has stockholders’ deficit of $13,304,610 as at September 30, 2024. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital.

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company. We believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. Failure to secure adequate financing could have a material adverse effect on the business, operations and financial performance of the Company.

Promissory notes

In March 2023, Legacy Stardust Power issued unsecured notes to three related parties. The notes payable provided the Company the ability to draw up to $1 million in aggregate in the following timing: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semiannual Federal rate, as established by the Internal Revenue Service, which effectively was 3.71% for the period from March 2023, when the notes were drawn.

As of September 30, 2023, Legacy Stardust Power utilized the entirety of the available facilities, and $160,000 was payable by December 31, 2023, and $840,000 was payable by December 31, 2025. As of September 30, 2024 and December 31, 2023, the Company has repaid all of the notes payable.

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding (a Wintrust Company) to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan has an annual percentage rate of 8.25%, and is payable in 10 installments through September 21, 2024. As at September 30, 2024, the loan was fully repaid.

On July 18, 2024, the Company entered into a financing agreement of $465,838 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

SAFE notes and convertible notes

On June 6, 2023, Legacy Stardust Power received $2,000,000 in cash from a single investor and funded the August 2023 SAFE note on August 15, 2023. The funds were received from an unrelated third party, through its entity which is currently being managed under the purview of an investment management agreement between them and VIKASA Capital Advisors, LLC (a related party) in consideration for which VIKASA Capital Advisors, LLC is paid investment management fees.

On November 18, 2023, Legacy Stardust Power amended the August 2023 SAFE note (the “amended August 2023 SAFE note”), which introduced a discount rate of 20% to (a) the lowest price per share of preferred stock sold in the preferred stock purchase, or (b) the listing price of the Combined Company Common Stock upon consummation of a SPAC transaction or IPO. On November 18, 2023, Legacy Stardust Power also entered into the November 2023 SAFE note for an aggregate amount of $3 million with the same investor under the same terms and conditions as the amended August 2023 SAFE note. Each of the SAFE notes converted, immediately prior to the First Effective Time, into Legacy Stardust Power Common Stock.

On February 23, 2024, Legacy Stardust Power signed the February 2024 SAFE note for an amount of $200,000. In accordance with the terms of the February 2024 SAFE note, the SAFE notes converted into shares of Legacy Stardust Power Common Stock, immediately prior to the First Effective Time on similar terms to the other SAFE notes.

The SAFE notes are classified as liabilities based on evaluating characteristics of the instruments and are presented at fair value as non-current liabilities in the Company’s unaudited condensed consolidated balance sheet.

The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to 25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Stardust Power board of directors (the “Board”), and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and is valued as part of the liability value associated with the instrument as a whole. Additionally, the SAFE notes provided the investor certain rights upon an equity financing, change in control or dissolution as described in Note 6 of the unaudited condensed consolidated financial statements of the Company. The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. As of December 31, 2023, the fair value of the SAFE notes was $5,212,200 and were classified as a non-current liability. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that were not SAFE notes and/or pari preferred equity.

On March 21, 2024, Legacy Stardust Power entered into a financing commitment and equity line of credit agreement with AIGD. The agreement replaced the above contingent commitment feature of the SAFE notes with granting Legacy Stardust Power an option to drawdown up an additional $15,000,000 on terms similar to existing SAFE notes prior to the First Effective Time. On April 24, 2024, Legacy Stardust Power amended and restated the August 2023 SAFE note and the November 2023 SAFE note. On May 1, 2024, Legacy Stardust Power amended and restated the February 2024 SAFE note. These amendments clarified the conversion mechanism in connection with the Business Combination. In accordance with the terms of the convertible equity agreements, immediately prior to the First Effective Time, the cash received pursuant to the SAFE note agreements automatically converted into 636,916 shares of Combined Company Common Stock.

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement for $2,000,000 with AIGD. Further, Legacy Stardust Power entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, entered into based on similar terms to the AIGD convertible equity agreement. In accordance with the terms of the convertible equity agreements, immediately prior to the First Effective Time, the cash received pursuant to the convertible equity agreements automatically converted into 257,216 shares of Combined Company Common Stock.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30, 2024	Period from March 16, 2023 (inception) through September 30, 2023	Change
Net cash used in operating activities	(8,514,161)	(1,582,429)	(6,931,732)
Net cash used in investing activities	(1,279,257)	(25,000)	(1,254,257)
Net cash provided by financing activities	10,108,680	2,565,090	7,543,590
Net change in cash	315,262	957,661	(642,399)

Cash Flows Used in Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $8.5 million, consisting of a $14.2 million net loss, adjusted for $9.7 million non-cash charge for change in fair value of SAFE notes, convertible notes, investments, stock based compensation, warrant liability, earnout shares and a $4.1 million net change in operating assets and liabilities, primarily driven by an increase of $3.6 million in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, and $0.4 million in prepaid expenses.

For the period March 16, 2023 (inception) to September 30, 2023, net cash used in operating activities was $1.6 million, consisting of a $2.8 million net loss, adjusted for $0.4 million charge for SAFE note issuance costs and $0.8 million net change in operating assets and liabilities, primarily driven by an increase of $0.8 million in accounts payable, due to related parties and other current liabilities which primarily represent the various costs that are expected to be incurred as we set up operations during this period partially offset by $0.02 million prepaid expenses.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $1.3 million, primarily representing $0.7 million on account of pre-acquisition capital project costs related to construction of the refinery, $0.1 million investments in other long-term assets and $0.5 million used in the promissory notes issued. For the period March 16, 2023 (inception) to September 30, 2023, net cash used in investing activities was $0.03 million, primarily representing $0.03 million on account of pre-acquisition capital project costs related to acquisition of land.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $10.1 million related primarily to cash received from proceeds for issuance of convertible notes of $2.1 million, SAFE notes of $0.2 million, exercise of warrants of $1.6 million, proceeds from a short-term loan of $0.5 million and proceeds from closing of the Business Combination including issuance of PIPE shares of $11.6 million, offset partially by deferred Business Combination transaction costs of $4.1 million, repayment of short-term loans of $0.2 million and repayment of notes payable to related parties of $1.6 million.

Net cash provided by financing activities was $2.6 million for the period March 16, 2023 (inception) to September 30, 2023, related primarily to $2.0 million received for SAFE notes and $1.0 million cash received from the proceeds from investor deposit offset partially by payment of SAFE notes issuance cost to related parties of $0.4 million. Additionally, during the period, we drew down and repaid our notes payable to related parties.

Operating and Capital Expenditure Requirements

The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue to finance operations over the next twelve months and is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next one year. Our intended capital requirements depends on many factors including the capital expenditures required to set up our Facility, and undertake all activities necessary to start commercial production, prices of capital equipment, and preliminary costs. In the future, it will depend on our expansion of acquiring new assets/sites to have access and potential ownership of raw material. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, over and above what we are intending to raise currently, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected and may not be able to continue our intended operations as a going concern.

Commitments and Contractual Obligations

We have entered into an engineering agreement with Primero USA, Inc. for $4.7 million to provide a Front End Loading-3 report. While the Company has not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

Summary of Critical Accounting Estimates

We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of our operations. See Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for a description of our other significant accounting policies. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Leases

At the inception of a contract, we assess whether the contract is, or contains, a lease. Our assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) we obtain the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) we have the right to direct the use of the asset.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the asset by the end of the lease term, (2) the lease contains an option to purchase the asset that is reasonably certain to be exercised, (3) the lease term is for a major part of the remaining useful life of the asset, (4) the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or (5) the leased asset is so specialized that the asset will have little to no value at the end of the lease term. A lease is classified as an operating lease if it does not meet any one of the above criteria.

We have elected the practical expedient to account for lease and non-lease components as a single lease component. We also elected not to record right of use assets and associated lease liabilities on the unaudited condensed consolidated balance sheet for leases that have a term, including any reasonably assured renewal terms, of 12 months or less at the lease commencement date. We recognize lease payments for these short-term leases in the unaudited condensed consolidated statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

We have one short-term lease for office space in Oklahoma City, Oklahoma.

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. Legacy Stardust Power has deferred $1,005,109 of related costs incurred towards proposed public offering which are presented within current assets in the unaudited condensed consolidated balance sheets as at December 31, 2023. During the nine months ended September 30, 2024, Legacy Stardust Power deferred $6,496,114 of related costs incurred towards the proposed public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital.

Subsequent to the quarter end, the Company entered into the Purchase Agreement with B. Riley Principal Capital II. The Company has deferred $199,724 of related costs incurred towards this offering which is presented within current assets in the unaudited condensed consolidated balance sheets as at September 30, 2024. If the offering is terminated, the deferred offering costs will be expensed.

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes” (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Earnout Share Liability, SAFE Notes, and Convertible Notes

We account for the earnout share liability, SAFE notes, and convertible notes in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging,” whereby it is accounted for as a liability which requires initial and subsequent measurements at fair value. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes and convertible note will convert into certain preferred stock; (ii) a change in control where the SAFE note and convertible note holders will have an option to receive a portion of the cash and other assets equal to the purchase amount; (iii) a dissolution event where the SAFE notes and convertible note holders will be entitled to the purchase amount subject to liquidation priority and (iv) achievement of Combined Company Common Stock price targets, where the earnout share liability will convert into certain number of shares of Common Stock. The value of the instrument is likely to vary significantly based on the probability of each of the conversion scenarios that occurs, and management will reassess such probability at each reporting period. These probabilities will ultimately be factored into the valuation of the instrument and will require third party valuation experts to assist in the determination of this value. The changes in value of the instrument could impact the unaudited condensed consolidated financial statements materially and therefore constitute a critical estimate.

Fair Value of Common Stock

Due to the absence of an active market for our Common Stock prior to consummation of the business combination, and in accordance with the American Institute of Certified Public Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the fair value of our Common Stock is estimated based on valuation carried out by third party appraisers and approved by our Board based on current available information and after exercising reasonable judgment. This estimate requires significant judgment and considers several factors, including:

●	independent third-party valuations of our Common Stock;
●	estimated probabilities of future liquidation scenarios;
●	projected future cash flows provided by management;
●	guideline public company information;
●	discount rates;
●	our actual operating and financial performance;
●	current business conditions and projections;
●	our stage of development;
●	U.S. and global capital markets conditions; and
●	expected volatility based on comparable public company stock performance over the time period being measured.

Probability weightings assigned to potential liquidity scenarios were based on management’s expected near-term and long-term funding requirements and assessment of the most attractive liquidation possibilities at the time of the valuation. In the most heavily weighted scenarios, the enterprise valuation was calculated using a valuation approach based on a combination of the guideline public company approach, an income approach analysis with an option pricing model and a cost approach, to determine the amount of aggregate equity value allocated to our Common Stock.

In all scenarios, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common shares. A DLOM accounts for the lack of marketability of shares that are not publicly traded.

Application of these approaches and methodologies involves the use of estimates, judgment and assumptions that are complex and subjective, such as those regarding our expected future revenue, expenses, operations and cash flows, discount rates, industry and economic outlook, and the probability of and timing associated with potential future events. Changes in any or all estimates and assumptions or the relationships between those assumptions impact our valuations as of each relevant valuation date and may have a material impact on the valuation of our Common Stock. Estimates of the fair value of the Common Stock are used in the measurement of stock based compensation. Following the Business Combination, it is no longer necessary to determine the fair value of our business as the Stardust Power Common Stock is now publicly traded.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional details regarding recent accounting pronouncements.

Segment Reporting

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. The Company has a single, common management team and our cash flows are reported and reviewed with no distinct cash flows.

Related Party Transactions

Legacy Stardust Power entered into a service agreement with VCP, an affiliate of Roshen Pujari (hereinafter, Roshan Pujari), on March 16, 2023, for services associated with setting up a lithium refinery. VCP provides formation and organization structure advisory, capital market advisory, marketing advisory services and other consulting and advisory services with respect to the Company’s organization. Under the service agreement and subsequent amendments, VCP can be compensated for advisory services up to total of $1,050,000.

On March 16, 2023, Legacy Stardust Power entered into a consulting agreement with 7636 Holdings LLC, which was subsequently amended on April 1, 2023. The agreement primarily provides compensation for strategic, business, financial, operations and industry advisory services to the Company’s planned development of a lithium refinery operation.

For the period from March 16, 2023 (inception) to September 30, 2023, Legacy Stardust Power incurred total consulting expenses of $980,000 to VCP, $180,806 to 7636 Holdings LLC and $146,129 to VIKASA Capital LLC. Other expenses that were incurred on behalf of Legacy Stardust Power was $44,186, in aggregate, including $34,318 by VIKASA Capital LLC and $9,868 by VCP, respectively. During the three months ended September 30, 2023, Legacy Stardust Power incurred total consulting expenses of, $79,000 to 7636 Holdings LLC and $68,497 to VIKASA Capital LLC. As of September 30, 2024 and December 31, 2023, no amounts were due to related parties of the Company.

During the period from March 16, 2023 (inception) through September 30, 2023, Legacy Stardust Power entered into notes payable agreements for $1,000,000 with related parties, including $750,000 with Energy Transition Investors LLC, $160,000 with VIKASA Clean Energy I LP and $90,000 with Roshan Pujari. VIKASA Capital LLC facilitated the initial funding of the notes obtained on behalf of the related parties. The same notes were repaid during the period ended September 30, 2023.

Private Placement Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Placement Warrants”). At closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. At September 30, 2024 there were 5,566,667 Private Placement Warrants outstanding. As at September 30, 2024, the fair value of Private Placement Warrants amounted to $2,505,000. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Related Party Loans

At closing of the Business Combination, the Company acquired the liabilities for GPAC II including the sponsor working capital loan amounting to $4,127,189. As part of the closing of the Business Combination, the Sponsor forgave a portion of the loan amounting to $2,564,355. The Company repaid the balance of $1,562,834 on closing.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at September 30, 2024, the fair value of Sponsor Earnout Shares amounted to $2,972,800.

Recent Events

See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this report for additional details regarding subsequent events.

Stardust Power’s Risk Management Framework

Commodity Price Risk

Global commodity prices, especially for lithium hydroxide and, or lithium carbonate and other “battery metals” changes may impact the margins and produce less revenue or losses for the Company. Global lithium commodities market are still somewhat nascent and as the global supply chain changes this could impact the prices of commodities. The costs of lithium inputs could be affected as well further impacting margins and profitability. In order to address this risk, the Company is negotiating fixed price off take agreement with suppliers of raw material required. Also, we seek to enter into long-term partnerships to limit potential volatility in pricing. Additionally, in the future, we intend to enter into strategic partnerships that would create long-term alignment with buyers.

While there has been significant recent softness and reduced demand in respect of EVs and a significant decrease in the price of lithium, we believe that the long-term prospects for both remain positive.

Global Demand and Product Pricing Risk

New supplies of lithium and the emergence of new refiners both here in the United States and globally, could impact the global supply chain and product prices. Existing companies may be seeking to increase their capacity to provide lithium products and new companies seek to bring capacity online further increasing supply. Other companies may seek to enter the market. Also, the demand for lithium may be impacted by emerging technologies and other battery chemistries that may decrease the reliance on lithium and could result in reducing product prices. In order to address fluctuations in product price, and in lines with industry norms, the Company is intending to enter into 10-year long-term sales contracts with EV manufacturers, whereby we expect to have a cap and floor pricing strategy, and both, customer and the Company, sharing the difference between actual price and cap or floor pricing. We may further limit chemistry risk by refining to lithium carbonate prior to potentially refining to lithium hydroxide so we can meet market demands for either product. We stay informed on current trends in battery chemistry to project market demand.

Insurance Risk

The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings and competitive position and potentially our financial viability. We may limit insurance risk by being proactive in our policies for environmental impact and climate change impact. Through strict adherence to company protocols we may limit certain types of risk. Also, we intend to work only with best-in-class providers, who are adept at assessing various risks in our line of business adequately.

Strategic Risk

Strategic risk represents the risk associated with executive management failing to develop and execute on the appropriate strategic vision which demonstrates a commitment to our culture, leverages our core competencies, appropriately responds to external factors in the marketplace, and is in the best interests of our clients, employees, and members. By working with best-in-class partners and consultants who are industry experts, as well as by leveraging the knowledge of our senior executive team, we expect to be able to limit or address strategic risk and execution risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Framework

Market risk represents the risk of losses, or financial volatility, that may result from the change in value of our products due to fluctuations in its market price. The scope of our market risk management policies and procedures includes all market-sensitive data related to input and selling prices. We expect to be able to limit this risk by using third parties to finance acquisition of feedstock and logistics, as required. We may enter into long-term arrangements for supply to limit impacts of market risk.

The Company’s different types of market risk include:

Interest rate risk

Interest rate risk represents the potential volatility from changes in market interest rates. We are exposed to interest rate risk arising from changes in the level and volatility of interest rates, changes in the slope of the yield curve, changes in credit spreads, and the rate of prepayments on our interest-earning assets (e.g., inventories) and our funding sources (e.g., short-term financing) which finance these assets. Project finance and loan facilities are a key component of our financing strategy. Volatility in the interest rate market could impede our plans for growth.

Liquidity risk

Liquidity risk is the risk that we are unable to timely access necessary funding sources in order to operate our business, as well as the risk that we are unable to timely divest securities that we hold in connection with our sales and trading activities. The Company has been successful in equity financing in the past but there is no assurance that it will continue to be able to finance the Company with equity financing. The Company does not have substantial credit lines for financing the Company.

Credit risk

Credit risk refers to the potential for loss due to the default or deterioration in credit quality of a counterparty, customer, borrower, or issuer. The nature and amount of credit risk depends on the type of transaction, the structure and duration of that transaction and the parties involved. Credit risk also results from an obligor’s failure to meet the terms of any contract with us or otherwise fail to perform as agreed. This may be reflected through issues such as settlement obligations or payment collections.

Operational risk

The success of our plan requires us to be able to operationally deliver on the project plan and timelines as projected by management. In order to mitigate and control operational risk, we will develop policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. We will also have business continuity plans in place that we believe will cover critical processes on a company-wide basis, and redundancies are built into our systems as we deem appropriate. These control mechanisms will be designed to ensure that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. We are leveraging and intend to continue implementing established best practices for our industry to reduce operational risk.

Human Capital Risk

The success of our business is dependent upon the skills, expertise, industry knowledge and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals, particularly those having specialized technical knowledge in the exploration, extraction, and purification of brine from varying sources to produce battery grade lithium, and employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our Company. Attracting and retaining employees depends, among other things, on our Company’s culture, management, work environment, geographic locations and compensation. There are risks associated with the proper recruitment, development and rewards of our employees to ensure quality performance and retention. We offer competitive compensation and benefits to retain human capital, intend to offer educational opportunities to allow advancement, and promote balance in work life conditions by offering hybrid work from home options.

Legal and regulatory risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and loss to our reputation we may suffer as a result of failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We are in the process of setting up procedures that are designed to ensure compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales practices, potential conflicts of interest, anti-money laundering, privacy and recordkeeping. We will also establish procedures that are designed to require that our policies relating to ethics and business conduct are followed.

Market Risk Exposure

Interest Rate Risk

As of September 30, 2024, the Company did not have any significant risk for changes in interest rates.

Credit Risk

We are subject to credit risk with respect to our cash balances for those amounts in excess of the FDIC insured amount of $250,000. The Company has only one financial banking institution.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. However, we are currently operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly as we continue to invest in growth in our business. The principal inflationary factor affecting our business is higher costs. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

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

Background and Remediation of Material Weaknesses

During the period from March 16, 2023 (inception) to December 31, 2023, the Company’s management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environment), lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. We will design and implement measures to improve our controls over financial reporting process and to remediate these material weaknesses. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our Company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. For more information, please refer to “Risk Factors - We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price” in our Prospectus. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts underway, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. These risks are more fully described in the section titled “Risk Factors” included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 9, 2024 (the “Prospectus”) in addition to the information in this Quarterly Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition. A summary of these risk factors that could materially and adversely affect our business, financial condition, operating results and prospectus include the following:

●	Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

●	We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.

●	Pipeline of lithium feedstock may prove to be non-viable, which could have material adverse impact on our business and operations.

●	Even if we are successful in completing all initial phases and the first commercial production at our large central refinery optimized for multiple inputs of lithium brine inputs (the “Facility”) in Oklahoma and consistently produce battery grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.

●	Our products may not qualify for use for our intended customers.

●	Delays and other obstacles may prevent the successful completion of our Facility.

●	Lithium can be highly combustible, and if we have incidents, it could adversely impact us.

●	The lithium brine industry includes well capitalized players.

●	Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.

●	We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.

●	Our success as a company producing battery grade lithium and related products depends to a great extent on the capabilities of our partners for lithium extraction from brine and our ability to secure capital for the implementation of brine processing plants.

●	Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.

●	The development of our lithium refinery is highly dependent upon the currently projected demand for and uses of lithium-based end products.

●	Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.

●	We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.

●	Our future business prospects could be adversely affected if we are unable to enter into definitive agreements relating to contemplated joint ventures and, if such agreements are in fact completed, there can be no assurance that the required financing for such joint ventures will be available, that their respective projects will be completed in a timely manner, or that they will ultimately be successful.

●	If we fail to adequately protect our intellectual property or technology (including any later developed or acquired intellectual property or technology), our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

●	The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.

●	We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.

●	An active trading market for Common Stock may never develop or be sustained, which may make it difficult to sell the shares of Common Stock you receive.

●	The Company’s certificate of incorporation and bylaws, which became effective on July 8, 2024, provide for a classified board of directors, with directors serving staggered three-year terms, which could make it more difficult for stockholders to replace a majority of the directors.

●	There is no guarantee that the warrants will ever be in the money, and they may expire worthless.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

There have been no material changes to the risk factors set forth in the Prospectus, which are incorporated herein by reference, except as set forth below. The risk factors described in this Quarterly Report and in the Prospectus are not the only risks that we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our Common Stock to decline. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley Principal Capital II, or the actual gross proceeds resulting from those sales.

On October 7, 2024, we entered into the Purchase Agreement with B. Riley Principal Capital II, pursuant to which B. Riley Principal Capital II has committed to purchase up to $50,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital II at our discretion from time to time for a period of up to 36 months (unless the Purchase Agreement is earlier terminated) beginning on the date on which the registration statement registering the shares of Common Stock issued to B. Riley Principal Capital II for resale has been declared effective by the SEC and all other conditions to B. Riley Principal Capital II’s obligations to purchase the Common Stock set forth in the Purchase Agreement have been initially satisfied.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to B. Riley Principal Capital II under the Purchase Agreement. Sales of our Common Stock, if any, to B. Riley Principal Capital II under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley Principal Capital II all, some or none of the shares of our Common Stock that may be available for us to sell to B. Riley Principal Capital II pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of those shares by B. Riley Principal Capital II may cause the public trading price of our Common Stock to decrease.

Because the per share purchase price that B. Riley Principal Capital II will pay for shares of Common Stock that we may elect to effect pursuant to the Purchase Agreement will fluctuate based on the market prices of our Common Stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement, it is not possible for us to predict, as of the date of this Quarterly Report and prior to any such sales, the number of shares of Common Stock that we will sell to B. Riley Principal Capital II under the Purchase Agreement, the purchase price per share that B. Riley Principal Capital II will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by B. Riley Principal Capital II under the Purchase Agreement.

Although the Purchase Agreement provides that we may sell up to an aggregate of $50,000,000 of our Common Stock to B. Riley Principal Capital II, only 6,500,000 shares of our Common Stock (of which 63,694 represent the commitment shares we issued to B. Riley Principal Capital II upon our execution of the Purchase Agreement on October 7, 2024) are being registered under the Securities Act for resale by B. Riley Principal Capital II pursuant to a Registration Statement on Form S-1. If it becomes necessary for us to issue and sell to B. Riley Principal Capital II under the Purchase Agreement more than the 6,436,306 shares being registered in order to receive aggregate gross proceeds equal to $50,000,000 under the Purchase Agreement, we must first (i) obtain stockholder approval to issue more than 9,569,701 shares of Common Stock, the number of shares representing 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement, in accordance with applicable Nasdaq rules (assuming such shares to not qualify for exclusion from such share limit because they were sold at a price exceeding the “minimum price” calculated in accordance with Nasdaq rules) and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by B. Riley Principal Capital II of any such additional shares of our Common Stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our Common Stock to B. Riley Principal Capital II under the Purchase Agreement. The number of shares of Common Stock ultimately offered for resale by B. Riley Principal Capital II is dependent upon the number of shares of Common Stock, if any, we elect to sell to B. Riley Principal Capital II under the Purchase Agreement. Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Common Stock in addition to the 6,500,000 shares of Common Stock being registered for resale could cause additional substantial dilution to our stockholders. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Global Partner Acquisition Corp II’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020).
4.2	Warrant Agreement, dated as of January 11, 2021, by and between Global Partner Acquisition Corp II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on January 15, 2021).
10.1	Amended and Restated Registration Rights Agreement, dated as of July 8, 2024, by and among the Company, Roshan Pujari, Global Partner Sponsor II LLC, and certain security holders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.2	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 21, 2024).
10.3	Form of Lock-Up Agreement, dated as of July 8, 2012, by and among Global Partner Acquisition Corp II and Stardust Power Stockholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.4	Stockholder Agreement, dated as of July 8, 2024, by and among Global Partner Acquisition Corp II and its Affiliates and Roshan Pujari and his Affiliates (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.5	Form of Indemnification Agreement by and between Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.6	Stardust Power 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
10.7	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.8	Engineering Agreement, by and between the Company and Primero USA, Inc., dated as of August 4, 2024 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 9, 2024).
10.9*	Form of Restricted Share Unit Notice of Grant and Award Agreement under 2024 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: November 13, 2024		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

