Form 10-K
period 2024-12-31
Stardust Power Inc.
filed 2025-03-27
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of December 31, 2024, the last business day of the registrant’s most recently completed year end, was $38,684,080 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Global Select Market on that date).

As of March 24, 2025, there were 57,894,974 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement (the “Proxy Statement”) for its 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

i

EXPLANATORY NOTE AND DEFINITIONS

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

On July 8, 2024, Legacy Stardust Power completed the business combination contemplated by the Business Combination Agreement (the “Business Combination”). GPAC II deregistered as a Cayman Islands exempted company and domesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation. Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc. (also referred to herein as the “Combined Company” or “Stardust Power”).

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Stardust Power,” the “Company” and “Registrant” refer to Stardust Power Inc. and its wholly owned subsidiaries. All monetary values, other than per unit and per share amounts, are stated in millions of U.S. dollars unless otherwise specified. The following are other abbreviations and definitions of certain terms used within this Annual Report on Form 10-K (this “Form 10-K” or this “report”):

“BGLC” refers to battery-grade lithium carbonate.

“BIL” refers to the Bipartisan Infrastructure Law.

“Board” refers to the Company’s Board of Directors.

“Bylaws” refers to the Company’s bylaws.

“Certificate of Incorporation” refers to the Company’s amended and restated certificate of incorporation.

“Common Stock” refers to the Company’s common stock, par value $0.0001 per share.

“DLE” refers to direct lithium extraction.

“DOE” refers to the Department of Energy.

“EVs” refers to electric vehicles.

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

“Facility” refers to Stardust Power’s planned lithium refinery in Muskogee, Oklahoma.

“FEL” refers to Front End Loading.

“Governing Documents” refers to the Bylaws and Certificates of Incorporation.

ii

“IGX” refers to IGX Minerals LLC.

“IR Act” refers to the Infrastructure Investment and Jobs Act.

“IRA” refers to the Inflation Reduction Act.

“IT” refers to information technology.

“KMX” refers to KMX Technologies, Inc.

“Primero” refers to Primero USA, Inc.

“Project Area” refers to the 66-acre tract in Muskogee, Oklahoma where the Company plans to construct the Facility.

“Public Warrants” refers to the Company’s detachable redeemable warrants and distributable redeemable warrants.

“Sarbanes-Oxley Act” refers to the Sarbanes-Oxley Act of 2002, as amended.

“SEC” refers to the Securities and Exchange Commission.

“Securities Act” refers to the Securities Act of 1933, as amended.

“Sponsor” refers to Global Partner Sponsor II LLC.

“Sumitomo” refers to Sumitomo Corporation of Americas

“TAM” refers to total addressable market.

“tpa” refers to tons per annum.

iii

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intends,” “leading,” “may,” “might,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “target,” “will,” “would” and similar words or expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as—and must not be relied on by any investor as—guarantees, assurances, predictions, or definitive statements of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Stardust Power Inc. (the “Company” or “Stardust Power”). Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the uncertainty of the projected financial information with respect to the Company;
●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq;
●

our ability to regain compliance with the Nasdaq’s continued listing requirements and rules, and the risk that the Nasdaq may delist our Common Stock and Public Warrants, which could negatively affect our company, the price of our Common Stock and Public Warrants and our shareholders’ ability to sell our Common Stock and Public Warrants in the event we are unable to list our Common Stock and Public Warrants on another exchange;

●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;
●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local economic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the impact of material weaknesses or deficiencies in our internal control of financial reporting; and
●	the Company’s other plans, objectives, expectations, and intentions described or referenced in this Annual Report on Form 10-K under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the SEC.

If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that we do not presently know or that we currently believe are immaterial that could also cause actual results to differ from those contained in the forward-looking statements.

In addition, forward-looking statements reflect our expectations, plans or forecasts of future events and views as of the date hereof. We anticipate that subsequent events and developments will cause our assessments to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so except as otherwise required by applicable law. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. As a result of a number of known and unknown risks and uncertainties, actual results or our performance of the Company may be materially different from those expressed or implied by these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference in and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

iv

ITEM 1. BUSINESS

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company” or “Stardust Power” refer to Stardust Power Inc. and its subsidiaries. Some of the information contained in this section or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our principal executive offices are located at 15 E. Putnam Ave, Suite 378, Greenwich, CT, and our main telephone number at that location is (800) 742-3095.

Company Overview and History

Stardust Power, formed on March 16, 2023, is developing a lithium refinery at our Facility in Muskogee, Oklahoma, with planned capacity of producing up to 50,000 metric tons per annum of BGLC once fully operational. On March 16, 2023, Roshen Pujari (hereinafter Roshan Pujari), the sole director and a controlling member of Stardust Power LLC, transferred his ownership in Stardust Power LLC to Legacy Stardust Power. in exchange for nominal consideration. Prior to and following the acquisition, Roshan Pujari controlled both Stardust Power LLC and Legacy Stardust Power. The Company’s predecessor entity, Stardust Power LLC, did not have any assets, liabilities, revenue, expenses or cash flows from its inception on December 5, 2022, through March 16, 2023. On March 16, 2023, Stardust Power Inc. was organized in the State of Delaware and all the ownership interests of Stardust Power LLC were transferred to Stardust Power Inc. At the closing of the Business Combination (“Closing”), pursuant to the Business Combination Agreement, the Business Combination between GPAC II, First Merger Sub, Second Merger Sub and Legacy Stardust Power was consummated after which Stardust Power emerged as the surviving company. The name of GPAC II was subsequently changed to Stardust Power Inc. As a development stage company, Stardust Power’s strategy is to advance its project through site acquisition and readiness, source feedstock, and obtain commitment for the offtake of its BGLC.

Stardust Power’s mission is to secure U.S. energy leadership for national security through the production of battery grade lithium, with sustainability built into each step of its process.

Stardust Power’s battery-grade lithium refinery is being designed and developed to foster energy independence for the United States. The Company seeks to become a sustainable, cost-effective supplier of BGLC for energy storage across e-mobility, grid infrastructure, and data centers. The Facility will be optimized for multiple inputs of lithium source material, including concentrated lithium brine, lithium chloride, technical and crude lithium feedstocks. Upon completion of the facility, Stardust Power expects to secure multiple sources of feedstock from various lithium producers, with the Facility becoming one of the largest lithium refineries in North America. Stardust Power intends to enter into letters of intent and memoranda of understanding to avail itself of lithium brine feedstock supply. Stardust Power’s business strategy will depend on such agreements and its ability to source lithium brine.

Stardust Power will source lithium feedstock from various suppliers and may make investments upstream to secure additional feedstock. However, there is uncertainty related to whether and how much economically recoverable lithium exists at such resources and as such the possibility exists that these efforts may not yield desired economic results. For more information on associated risks, please see “Risk Factors - We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.” The Company will seek to sell its products to and for the benefit of battery manufacturers, the United States’ defense industrial base, and Western original equipment manufacturers (“OEMs”). The Company is not currently producing or selling any BGLC.

Some of the key driving factors for potential growth of the lithium refining industry are the anticipated increasing demand for battery-grade lithium products, fueled largely by the anticipated demand and production of EVs. We anticipate Western automotive OEMs and battery manufacturers to increasingly seek domestic supply sources. In turn, we believe this has led to increasing demand for the critical minerals used in battery cells, such as lithium, driven by strong governmental incentives for American manufacturing and an evolving geopolitical climate that is creating a national security priority for the United States’ market. For more information on the demand of EVs and battery-grade lithium, please see “Current United States Lithium Refinery Landscape-EV Market Driving Demand for Lithium” below. Stardust Power’s market is the United States’ domestic market, which has been estimated in terms of lithium carbonate equivalent to be at 321,000 tons in 2030, 438,000 tons in 2031, 583,000 tons in 2035, respectively, and increasing to 629,000 tons by 20401. For more information, please see the graph in “United States Market - Lithium Battery Landscape” below.

In February 2023, the Company (through its fully owned subsidiary, Stardust Power LLC) received an illustrative incentive analysis for up to $257 million in performance-based incentives, based on Stardust meeting certain criteria, from the State of Oklahoma (covering Phase 1 and 2) and potential federal incentives, which may also be further eligible for federal grants. For more information on the incentives and milestones required to be achieved in order to receive such incentives, please see “State Incentives” below.

On January 10, 2024, Stardust Power and the City of Muskogee entered into a Purchase and Sale Agreement (“the PSA”) to purchase the site in Southside Industrial Park, Muskogee, Oklahoma in Port Muskogee for a total of $1,662,030. On December 16, 2024, the Company completed the purchase and acquired title to the land.

Lithium Industry

Competition and Industry Overview

The global market for lithium is being driven primarily by the development and manufacturing of cathode active material for lithium-ion batteries. Cathode material capacity and production is currently concentrated in Asia, particularly China, Japan and Korea.

In the coming years, significant cathode material production capacity is expected to come online in Europe and North America while capacity and production in China, Japan, Korea also increases. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time.

China’s Dominance in Lithium-ion Batteries and the Need for Domestic Sources in the United States

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. Global production capacity of lithium-ion batteries was approximately 2.8 terawatt-hours (“TWh”) per year at the end of March 2023 and is forecasted to grow to approximately 6.5 TWh in 2030, led by China, which is projected to account for more than half the market share, alongside North America and Europe, each projected to produce over 1 TWh of lithium-ion battery capacity, according to S&P Global Market Intelligence.2 This is supported by regulatory and consumer-driven tailwinds increasing demand for power-consumption through higher performance applications. This, in turn, is driving the need for resilient and geographically diverse sources of battery metals and precursor materials, including lithium.

[1]	Benchmark Market Intelligence data, S&P Global, Project Blue, Goldman Sachs, Companies websites, lithium expert interviews.

[2]	SP Global Market Intelligence. “Lithium-ion battery capacity to grow steadily to 2030. SP Global Market Intelligence”, dated July 27, 2023. Available at: https://www.spglobal.com/marketintelligence/en/news-insights/research/lithium-ion-battery-capacity-to-grow-steadily-to-2030.

The battery supply chain can be separated into three segments:

●	upstream (mining and extraction of raw materials);
●	midstream (processing of raw materials into battery-grade components); and
●	downstream (cell and pack manufacturing, as well as end-of-life recycling and reuse)[3].

The supply chains for the critical minerals in these batteries differ in terms of the geography of raw material production, although a few countries produce the majority of supply for each critical mineral. Arguably the most important choice is the selection of cathode material, as cathodes are over half of the cost of a battery cell and largely determine crucial battery characteristics such as energy density and charging speed.4

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. The majority of global refining capacity is currently located in Asia.5

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to OEMs. Cell manufacturing is currently concentrated in China, with the country accounting for over 77% of global cell manufacturing capacity, as of 2022, and estimated at 69% in 2027.6

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. While there is significant cell manufacturing and OEM manufacturing capacity in the United States, a minority of global battery materials, particularly as they relate to EVs, are sourced from inside the United States resulting in a severe domestic capacity imbalance. 7 This risk in the security, and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to setback the adoption of EVs and renewable energy storage. As a result, Stardust Power intends to focus its business strategy on the United States’ domestic production of refining BGLC utilizing federal and state government incentives, in addition to public and private market investments.

[3]	“Electric vehicle battery chemistry affects supply chain disruption vulnerabilities”. Anthony L. Cheng, Erica R. H. Fuchs, Valerie J. Karplus and Jeremy J. Michalek. Accessed at: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10923860/.

[4]	Id.

[5]	Visual Capitalist. “China’s Dominance in Battery Manufacturing”, dated January 19, 2023. Available at: https://www.visualcapitalist.com/chinas-dominance-in-battery-manufacturing/.

[6]	Id.

[7]	Congressional Research Service. Critical Minerals in Electric Vehicle Batteries, dated August 29, 2022 (Report No. R47227). Retrieved from https://crsreports.congress.gov/product/pdf/R/R47227.

Current United States Lithium Refinery Landscape

The United States lithium refinery landscape is rapidly evolving, with significant developments underway to bolster domestic capabilities in lithium production, crucial for battery-grade materials used in EVs and other technologies. Here is an overview of notable projects and how Stardust Power aligns:

1.	Stardust Power intends to build what it expects to be one of the largest battery-grade lithium refineries in North America. The Facility is expected to produce up to 50,000 metric tpa once fully operational.
2.	Tesla has commenced a project in Texas, establishing a refinery expected to support the production of 1 million EVs by 2025.[8]
3.	ExxonMobil has announced a project in Arkansas, establishing a refinery expected to support the production of over 1 million EVs by 2030.[9]
4.	Ioneer Ltd has announced it is advancing the Rhyolite Ridge Lithium-Boron Project in Nevada, with plans to significantly contribute to the United States lithium supply.[10]
5.	Lithium Americas has announced that the Thacker Pass project by Lithium Americas in Humboldt County, Nevada, is targeting a substantial lithium carbonate production capacity. They have announced that the mechanical completion of Phase 1 production is targeted for 2027.[11]

Competitive Landscape and New Market Entrants

The United States lithium refining sector is seeing increased activity, partly driven by government policies such as the Inflation Reduction Act, which incentivizes domestic production. New players like Stardust Power are entering the market, positioning themselves through strategic initiatives such as mergers and joint ventures to fund their development. Existing firms like Albemarle are expanding their operations to capitalize on the growing demand for lithium, driven by the EV market expansion.

Stardust Power’s Position Relative to Competitors

Stardust Power is positioning itself as a key player in the domestic supply chain for lithium, a critical material for battery production. By seeking to establish one of the largest refineries of its kind in the United States, Stardust Power aims to enhance its competitive edge and market visibility. Its strategic location in Oklahoma, provides a centralized hub by which we intend to leverage existing industrial and shipping infrastructure, aligning logistically with upstream sources of feedstock and downstream customers.

Unlike the hard rock lithium refineries of the other United States players in the industry, the Company’s central refinery is being designed to be optimized for multiple lithium brine inputs. By utilizing a “hub and spoke” refinery model, the Company believes it can scale production more efficiently through sourcing feedstock from different sources. This provides a potential competitive advantage of minimizing the dependence on a single supply source.

Future Outlook

The United States lithium refining industry is expected to grow significantly, with continued investments and expansions, given the continuing political support towards onshoring of critical mineral production in United States. The entry of new players like Stardust Power indicates a dynamic shift towards increasing domestic production capabilities. This trend is likely to continue as the demand for lithium-ion batteries escalates and the United States seeks to reduce its reliance on foreign critical minerals.

In summary, the United States lithium refinery sector is on a robust growth trajectory, with significant investments from both new entrants like Stardust Power and established players. This expansion is crucial for supporting the broader energy transition and EV market growth in the United States.

8https://www.reuters.com/business/autos-transportation/tesla-plans-produce-lithium-1-mln-vehicles-texas-refinery-elon-musk-2023-05-08/

9 https://www.reuters.com/markets/commodities/exxon-aims-make-key-lithium-technology-decision-by-year-end-2024-02-15/#:~:text=The%20company%20last%20fall%20announced,electric%20vehicle%20(EV)%20batteries.

10https://www.ioneer.com/rhyolite-ridge-project/about-rhyolite-ridge/

11https://lithiumamericas.com/news/news-details/2024/Lithium-Americas-Provides-a-Thacker-Pass-Construction-Plan-Update/default.aspx#:~:text=PROJECT%20TIMELINE,full%20capacity%20production%20in%202028.

Overall Market Opportunity

The lithium market is expected to grow significantly through 2030 as a result of the electrification of cars and the growth in the energy storage segment. Due to the strict rules that internal combustion engine automakers must adhere to in order to reduce carbon dioxide emissions from automobiles, the automotive application market is estimated to increase significantly over the course of the projection period. This has led to the increased focus on EVs by automakers, which in turn is expected to increase demand for lithium and related goods. A typical EV battery would require about 850 grams of BGLC per kilowatt-hours (“kWh”)12, and each EV has an average battery capacity of 50 kWh. Hence, an average EV will require approximately 40 kg of BGLC13. Given that its refinery will be able to produce up to 50,000 metric tpa of BGLC, Stardust Power estimates they will be able to supply approximately 1.2 million EVs which is estimated to contribute to approximately 10%-11% of the United States’ EV market by 2035, estimated at 11 million EVs.14

Furthermore, the growing lithium-ion battery market is expected to benefit from the continued advancement of DLE technologies, further described below, which may enhance the industry’s ability to respond promptly to rising demand.

In light of the Company’s objective to emerge as a significant supplier of BGLC within the United States, it is estimated that a portion of the global lithium market constitutes the Company’s TAM.

Additionally, the substantiation for this belief stems from market analysis and industry trends indicating the growing demand for BGLC, particularly within the context of the expanding EV market and advancements in energy storage solutions. Given the pivotal role of BGLC in powering EVs and supporting renewable energy integration, the projected growth trajectory of the lithium product market substantiates the Company’s focus on this segment as its TAM. Furthermore, the Company’s strategic positioning and expected operational capabilities aimed at servicing the United States’ market reinforce the viability of targeting this segment within the broader global lithium market. Additionally, the market impact of the Facility may be assessed from the demand side by calculating the units of EVs that can be supplied by the plant.

[12]	International Renewable Energy Agency. “Lithium is critical to the energy transition. IRENA” dated 2022. Available at: https://www.irena.org/-/media/Files/IRENA/Agency/Technical-Papers/IRENA_Critical_Materials_Lithium_2022.pdf.

[13]	Id.

[14]	Goldman Sachs. “Electric Vehicles Are Forecast to Be Half of Global Car Sales by 2035”, dated February 10, 2023. Available at: https://www.goldmansachs.com/intelligence/pages/electric-vehicles-are-forecast-to-be-half-of-global-car-sales-by-2035.html.

Electric vehicle sales

Millions
16
14
12
10
8
6
4
2
0
2020
2021
2022
2023
2024
2025
2030
2035
2040
EU 16
China 12
US 11
Japan 2
India 2

Source: IHS Global Insight, Goldman Sachs Research • 2022-2040 are forecasts

EV Market Driving Demand for Lithium

According to BloombergNEF’s 2023 Long-Term Electric Vehicle Outlook (“BNEF EV 2023”), under the Economic Transition Scenario (“ETS”) 15, the EV adoption in global passenger vehicle sales may increase from 14% in 2022 to 30% by 2026. Additionally, the global fleet of passenger electric vehicles is expected to increase from 27 million in 2022 to approximately 107 million units in 2026, approximately 245 million units in 2030, and approximately 731 million units by 2040, representing a penetration rate of 7.6%, 16% and 46%, for the years 2026, 2030 and 2040, respectively, of all passenger vehicles on road 16.

According to EV Volumes, 2023 global light-duty EV (Battery Electric Vehicles and Plug-in Hybrid Electric Vehicles) sales increased approximately 35% as compared to 2022. Global light-duty EV adoption increased from approximately 13% in 2022 to approximately 16% in 2023; China’s light-duty EV adoption increased from approximately 27% in 2022 to approximately 34% in 2023.17 We believe the strong EV demand growth in 2023 was driven by automakers’ increased product offering, increased consumer awareness and adoption, national and regional governments’ announced incentives, subsidies, and more stringent fuel economy/carbon dioxide emissions regulations to support electrification efforts.

[15]	BloombergNEF. “Electric Vehicle Outlook 2023”, dated 2023. Available at: https://assets.bbhub.io/professional/sites/24/2431510_BNEFElectricVehicleOutlook2023_ExecSummary.pdf.

[16]	Id.

[17]	EV Volumes. “Global EV Sales for 2023.” Available at: https://www.ev-volumes.com/.

In 2024 and beyond, fuel economy/carbon dioxide emissions regulations for commercial vehicles coupled with environmental commitments of an increasing number of corporations are likely to propel electric commercial vehicle sales. According to BNEF EV 2023, for commercial vehicles18, road freight demand is estimated to increase by 46% globally from 2022 to 2040. Under the ETS, light-duty commercial vehicles are estimated to electrify rapidly, propelled by existing favorable total cost of ownership as compared to diesel vans. By 2030, more than a third of all new sales are estimated to be electric, increasing to approximately two-thirds by 2040. Further, under the ETS, battery electric buses are estimated to represent 65% of global fleet by 2040. Additionally, electric light-duty commercial vehicle sales are estimated to increase to approximately 6 million vehicles in 2030 and to approximately 15 million vehicles by 2040, electric medium-and heavy-duty commercial vehicle sales are estimated to increase to approximately 1 million vehicles in 2030 and to approximately 2.5 million vehicles by 2040, and electric bus sales are estimated to increase to approximately 0.17 million vehicles in 2030 and to approximately 0.23 million vehicles by 204019.

Lithium Market Current Dynamics

The global lithium market has recently experienced substantial price decreases. Spot prices peaked at over $80,000 per ton in December 2022 but have since declined to just over $10,345 per ton as of March 2025, representing a decrease of over 88%.20 This downturn, attributed to oversupply and softened demand, raises concerns for industries reliant on lithium-ion batteries, such as EVs, renewable energy storage, consumer electronics and refineries. The decline may have implications for the industry and for Stardust Power.

Despite current price declines, the ongoing escalation in energy demand and the diversification away from over-reliance on fossil fuels suggests continued rising demand for lithium-powered energy sources over the long term. S&P Global forecasts stabilization in lithium carbonate prices within a range between $20,000/mt and $25,000/mt from 2024 to 2027.21

[18]	BloombergNEF. “Electric Vehicle Outlook 2023” dated 2023.
[19]	See id.
[20]	“Lithium Prices in Free Fall: Implications for Clean Energy Transition in the Private Sector.” Available at: https://www.bradley.com/insights/publications/2024/02/lithium-prices-in-free-fall-implications-for-clean-energy-transition-in-the-private-sector and https://tradingeconomics.com/commodity/lithium
[21]	Id.

Lithium mined supply, secondary supply and demand, 2020 – 2040, kt LCE

Demand (base case)
Secondary supply
Weighted mined supply
6,000
5,000
4,000
3,000
2,000
1,000
0
2020
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
2037
2038
2039
2040

Future Lithium Supply

Currently, most of the lithium mining is situated in Australia and Latin America followed by China. An announced pipeline of projects will likely introduce new players and geographies to the lithium-mining map. This reported capacity base is projected to be enough for supply to grow at a 20% annual rate to reach over 2.7 million metric tons of lithium carbonate equivalent by 2030.22

While forecasted demand and supply indicates a balanced industry for the short term, there is a potential need to galvanize new capacity by 2030. Additional lithium sources required to bridge the supply gap are predicted to come from different types of lithium sources. The three lithium sources, of these novel types of lithium sources, which will create the greatest portion of Stardust Power’s feedstock are from (i) salt flats (ii) produced water and (iii) geothermal brines.

[22]	McKinsey & Company. “Lithium Mining: How New Production Technologies Could Fuel the Global EV Revolution.” Available at: https://www.mckinsey.com/industries/metals-and-mining/our-insights/lithium-mining-how-new-production-technologies-could-fuel-the-global-ev-revolution.

1.	Salt Flats - Salt flats, also known as salt pans or saltpans, are vast expanses of land covered with salt and other minerals left behind by the evaporation of water. These flats often contain lithium-rich brine beneath their surface layers. By implementing DLE technology, lithium can be efficiently extracted from the brine beneath salt flats.

2.

Produced Water - Produced water, a residual from oil and gas extraction, is commonly viewed as waste. Yet, it holds potential with its mineral content, notably lithium. Its reservoirs are promising for extraction. DLE is able isolate and concentrate lithium ions from produced water in order to extract the lithium.

3.	Geothermal Brine - Geothermal brine refers to the hot water that naturally occurs beneath the Earth’s surface, typically in areas with volcanic activity or high levels of geothermal heat. It contains dissolved minerals and salts, including lithium. DLE methods aim to selectively extract lithium from geothermal brine efficiently.

The Domestic Market in the United States

Lithium-Battery Landscape

Current and projected demand is dominated by EVs, but lithium-ion batteries also are ubiquitous in consumer electronics, critical defense applications, and in stationary storage for the electric grid. We believe EVs have changed the domestic economy in irreversible ways. With the increasing electrification of the United States’ transportation sector, growth in employment associated with EVs has already been demonstrated. In the United States,23 EV sales reached a market share of 7.6% in 2023, and according to some estimates, that figure could increase to a 67% gap over the next decade.24 Since the IRA passed in 2022, companies have invested $85 billion in new EV and battery manufacturing and supply chain facilities in the United States, resulting in 82,000 new United States jobs, according to data from the EV Jobs Hub. While estimates vary, Bloomberg projects worldwide sales of 56 million passenger EVs in 2040, of which 17% (about 9.6 million EVs) will be in the United States’ market. If all batteries for Bloomberg’s projected 9.6 million EVs were manufactured abroad, that would result in roughly $100 billion in imports. Capturing this market is key for the future viability of the United States auto industry, which historically has contributed 5.5% of the total United States’ gross domestic product. In addition to the EV market, grid storage uses of advanced batteries are also anticipated to grow, with Bloomberg projecting total global deployment to reach over 1,095 GW by 2040, growing substantially from 9 GW in 2018.25 To participate in the lithium-based battery market, the United States needs a robust supply chain, upstream, midstream and downstream to produce state-of-the-art, reliable EV and grid storage batteries at scale. Stardust Power is intending to capture a portion of the midstream market through the development of its lithium refinery.

Sources: Benchmark Market Intelligence, S&P Global, Project Blue, Goldman Sachs, Companies websites; Hatch Analysis

[23]	Natural Resource Defense Council. “Demand Grows for Electric Cars, But Does the Market Support Green Jobs in the EV Industry?” Available at: https://www.nrdc.org/stories/demand-grows-electric-cars-does-market-green-jobs-ev-industry.

[24]	Id.

[25]	U.S. Department of Energy. “FCAB National Blueprint Lithium Batteries.” Available at: https://www.energy.gov/sites/default/files/2021-06/FCAB%20National%20Blueprint%20Lithium%20Batteries%200621_0.pdf.

According to the Benchmark Mineral Intelligence Source, the lithium industry needs to invest $116 billion by 2030 if the world is to meet the ambitious targets set by governments and the largest automakers. The analysis’s high case scenario, which encompasses data from the International Energy Agency on enacted country-level policies, would require 5.3 million tons of lithium carbonate equivalent in production today, which could result in supply shortages, potential causing an increase in lithium prices.26

Current and Future Market Structures

Market Trends and Opportunities

Currently, the United States’ market for lithium-ion batteries, or alternative rechargeable battery chemistries, can be delineated into the commercial and the national defense markets. While these markets are distinct in their end-use applications and requirements, they are alike in their need for innovation and research and development. Successful domestic production and reliable supply chains in both markets will be key for the United States’ economic competitiveness and security.

United States’ Economic Posture

Bloomberg forecasts 3.2 million EV sales in the United States for 2028, and over 200 GW of lithium-ion battery-based grid storage deployed globally by 2028.27 With an average estimated EV battery capacity of 100 kWh, 320 gigawatt-hours (“gWH”) of domestic lithium-ion battery production capacity will be needed just to meet passenger EV demand.28 Benchmark Mineral Intelligence forecasts domestic lithium-ion battery production capacity of 148 GWh by 2028, less than 50% of projected demand.29 These projections indicate threats to the ability of the U.S. to serve domestic demand. In this scenario, domestic supply chains for the transportation, utility, and aviation sectors may become vulnerable or beholden to strategic competitors for key technologies.

National Security Posture

[26]	Benchmark Mineral Intelligence. “Lithium Industry Needs Over $116 Billion to Meet Automaker and Policy Targets by 2030”, dated August 4, 2023. Available at: https://source.benchmarkminerals.com/article/lithium-industry-needs-over-116-billion-to-meet-automaker-and-policy-targets-by-2030.
[27]	U.S. Department of Energy. “FCAB National Blueprint Lithium Batteries.” Available at: https://www.energy.gov/sites/default/files/2021-06/FCAB%20National%20Blueprint%20Lithium%20Batteries%2006210.pdf.
[28]	Id.
[29]	Id.

The increasing demand for lithium products and their importance to advanced technologies and energy infrastructure highlights the national security urgency of the current domestic import dependence. In October 2024, China banned the export of lithium batteries to U.S. drone producers, including producers of military drones, and without any alternative, those domestic producers were forced to begin rationing batteries and tempering sales to Ukraine.30 The defense industrial base requires reliable and secure advanced energy storage technologies for many of its most sensitive technologies, including drones. This means domestic BGLC production is vital for not only commercial competitiveness but national security.

On President Trump’s first day of his second term in office, on January 20, 2025, his administration published an executive order proclaiming a national state of energy emergency. Within the executive order, the White House defined critical minerals as “energy”, then explicitly referenced the importance of refining stating that “insufficient energy production, transportation, refining, and generation constitutes an unusual and extraordinary threat to our Nation’s economy, national security, and foreign policy.”31

Lithium Technologies

Direct Lithium Extraction

DLE is a concentrating technology that will occur near the lithium source and precedes the lithium refining process being developed for our refinery in Oklahoma. We anticipate partnering with third-party DLE providers for this capability. DLE technologies aim to efficiently concentrate lithium brines found in naturally occurring salt flats, geothermal reservoirs, and oilfield produced water. Use of DLE technology replaces the need for traditional evaporation ponds. There are various forms of DLE technology, including adsorption-based, ion-exchange, membrane-separation, or solvent-extraction. Use of DLE, when compared to traditional evaporation ponds for brine, offers several advantages such as reducing the environmental footprint, shortening production timelines, increasing lithium recovery rates, minimizing freshwater usage, and enhancing product purity. Currently, only adsorption-based DLE has been implemented at commercial scale (in Argentina and China). Scaling up DLE technologies may significantly improve lithium production efficiency, lower operating costs, and improve sustainability. Stardust Power has entered into letters of intent with DLE suppliers to evaluate their technologies and will continue to evaluate prospective partners in the space.

Incentives Through the IRA and BIL

The IRA signed into law by then President Biden in August 2022 has several provisions intended to stimulate domestic demand for EVs and motivate producers to shift their battery supply chain to North America. The bill extends availability of the $7,500 credit on the purchase of new EVs and eliminates the cap on the number of cars that can qualify. The IRA also provides that, starting January 1, 2024, to be eligible, a vehicle must not only be built in North America, but its battery must be comprised of at least 40 percent of materials sourced in North America or a United States trading partner. Each year that percentage rises by 10 percent until by 2027 whereby it reaches 80 percent of the battery materials. Given China’s preeminent position in the battery supply chain currently, the IRA may be a strong motivation for battery manufacturers to locate in North America, increasing demand for BGLC from North American sources.

Additionally, the DOE has committed $3 billion to bolster the domestic EV supply chain in alignment with the BIL. Despite increased mining efforts, it is projected that the United States will still rely on imports for lithium production in the next five to ten years. The BIL intends to incentivize sourcing of critical minerals from countries with U.S. free trade agreements. Within the BIL, the federal government aims to allocate approximately $370 billion over the next decade to facilitate the clean-energy transition.

[30]	https://www.csis.org/analysis/why-chinas-uav-supply-chain-restrictions-weaken-ukraines-negotiating-power
[31]	https://www.whitehouse.gov/presidential-actions/2025/01/declaring-a-national-energy-emergency/

Giga Factories in the United States

The global gigafactory market is expected to grow at a CAGR of 18.03% from 2023 to 2028, driven by the increasing adoption of EVs.32 Competition for gigafactory investments is intensifying, with global capacity projected to expand tenfold by 2030. This is mostly due to Giga factories’ ability to produce batteries at GWh levels; a 1 GWh factory can produce enough batteries for 17,000 automobiles.

Given that global capacity is expected to expand by ten times from its 2020 level by 2030, competition for gigafactory investment is expected to intensify at a significant rate.33

In the United States, the DOE forecasts the operation of 13 new battery cell gigafactories by 2025 in the United States, marking a significant shift in battery manufacturing.34 This development positions the United States as a prominent hub for EV production. The IR Act has further spurred investments in North American EV supply chains. The IEA’s recent report reveals that between August 2022 and March 2023, major EV and battery manufacturers announced a cumulative investment of $52 billion in North American EV supply chains.35

[32]	Global Market Estimates. “Gigafactory Market Report.” Available at: https://www.globalmarketestimates.com/market-report/gigafactory-market-3915.
[33]	EV Markets Reports. “US Gigafactories: Powering the Electric Vehicle Revolution.” Available at: https://evmarketsreports.com/us-gigafactories-powering-the-electric-vehicle-revolution/.
[34]	Global Market Estimates. “Gigafactory Market”, dated March 11, 2024. Available at: https://www.globalmarketestimates.com/market-report/gigafactory-market-3915.
[35]	EV Markets Reports. “US Gigafactories: Powering the Electric Vehicle Revolution.” Available at: https://evmarketsreports.com/us-gigafactories-powering-the-electric-vehicle-revolution/.

NORTH AMERICAN BATTERY INITIATIVES

Analysis by CIC energiGUNE

Version 5. Last update 09/2023

STROMVOLT
Battery cell factory in Quebec with a capacity of 10 GWh by 2030
SK innovation
Battery cell factory in Quebec with a capacity of 10 GWh by 2030
Volkswagen's Canadian Gigafactory in St. Thomas (Ontario), with a planned capacity of 90 GWh.
LION ELECTRIC
Developing a plant of 5 GWh of capacity in Quebec.
STELLANTIS
SAMSUNG
They expect to open in 2025 their first project in Indiana (city of Kokomo) with a capacity of 33 GWh.
STELLANTIS
LG Energy Solution
Announced a battery plant of about 40 GWh in Ontario, with production to start in early 2024
KOREPOWER
Kore Power plans to have its 12 GWh gigafactory open by 2025.
gm
SAMSUNG
Developing a new plant for 2026 in Indiana.
TESLA
Operational plant in Nevada with <35 GWh operated with Panasonic (expected to expand up to 100 GWh). It also has a pilot line in Fremont (California) with plans of expand it.
CATL
Working in the development of a new plant in Michigan.
TESLA
Operational plant in Buffalo dedicated to solar cells of < 2 GWh).
iM3NY
Plant with a capacity of 1 GWh (expandable to more than 15 GWh)
LG Chem
It has a 5 GWh capacity plant in Holland, Michigan.
LG Chem HONDA
New facility to be completed in 2025 in Ohio (40 GWh).
LG Energy Solution
Gigafactory Arizona with a capacity of 27 GWh.
ultium cells
This joint venture between LG Energy solutions and GM involves a plant in Lordstown (Ohio, with 30-35 GWh) and in Spring Hill (Tennessee) (with similar capacity).
Gigafactory in Tucson, Arizona (capacity to be defined)
TOYOTA
Announced a battery plant in North Carolina to start operations in 2025 with a capacity of 12 GWh.
Panasonic
Panasonic's 30 GWh capacity Gigafactory in Kansas
SK innovation
Two plants in Georgia with initial capacities of <10 and <12 GWh respectively (with the potential to increase beyond 25 GWh) to supply OEMs such as Hyundai.
TESLA
Tesla expects to expand the gigafactory in Austin (Texas) which is already operating up to 100 GWh.
SK innovation
Development of the "Blue Oval City" project in Kentucky with two gigafactories and a third one in Staton (Tennessee), each one with a capacity of 43 GWh
AESC
Currently working in 3 different initiatives in for several OEMs (BMW, Nissan and Mercedes respectively).
STELLANTIS
SAMSUNG
A second project has been announced, location to be defined. It will open in 2027 and will have a capacity of 34 GWh.
HYUNDAI
LG Chem
Starting a new facility in 2025 with 30GWh of capacity in Savannah, Georgia.
FREYR KOCH
They have announced a joint venture (50% each) to start building a gigafactory in Georgia

Our Strategy

Stardust Power looks to become a leading producer of BGLC in the United States. Our approach is to establish a large central refinery, optimized for multiple inputs of brine lithium feedstock. Sustainability is a core focus at every level of operations, from how feedstock is sourced to the use of renewable energy at the refinery. We are limiting air emissions through the electrification of production lines and preserving water through the implementation of zero liquid discharge (“ZLD”) technologies, recycling water, among others.

Developments in the domestic market impact the Company in the following ways:

1.	Market Demand: With the growth in demand for EVs and energy infrastructure, we look to position the Company to serve the broad set of battery and advanced technology manufacturers supporting this expanding ecosystem.

2.	Supply Chain Stability: Bolstered by support from the federal government, domestic supply chains will continue to trend towards domestic resiliency.

3.	Regulatory Environment: Efforts to streamline permitting, reduce regulatory hurdles, and provide financial support for infrastructure development, all provide continued evidence of prioritizing domestic lithium production.

The key components of Stardust Power’s business strategy are as follows:

1.	Reduce Technology Risk: The Company seeks to mitigate technology risk within its refinery process. The Company’s plan to develop the Facility involves executing a fully chemical conversion process using commercially proven technologies. This approach aims to minimize risks associated with technology adoption.

2.	Engage Specialized Partners: The Company has engaged two specialized engineering firms with extensive track records in lithium. Hatch Ltd. has been enlisted to provide a preliminary readiness assessment (“Readiness Assessment”) and an FEL-1 scoping study. Primero Group has been enlisted to provide FEL-3 engineering services.

3.	Feedstock Flexibility: The Company anticipates sourcing feedstock for its refinery from multiple suppliers. Moreover, the company seeks to vertically integrate its supply chain through investments, joint ventures, and strategic partnerships. By implementing a “hub and spoke” model, we aim to efficiently aggregate lithium feedstock supplies, enhancing scalability and resiliency.

The Site

Purchase and Sale Agreement

On January 10, 2024, Stardust Power and the City of Muskogee entered into the PSA to purchase the site in Southside Industrial Park, Muskogee, Oklahoma in Port Muskogee for a total of $1,662,030.

On December 16, 2024, the Company completed the purchase and acquired title to the land. Stardust Power and the City of Muskogee entered into a Development Agreement which calls for the Company to (i) commence the construction of the Facilities within 12 months from January 10, 2024, and (ii) diligently proceed to completion without unreasonable delays, but subject to construction delays and interruptions due to occurrences of Force Majeure, as defined in the PSA. Commencement of construction is to include the development of plans and specification for the Facilities and the start of dirt work for the Facility.

The PSA further calls for the City of Muskogee to aid Stardust Power in its development of its lithium refinery by using commercially reasonable efforts to facilitate discussions between the Company and the Muskogee City-County Port Authority (the “Authority”) regarding the Company’s procurement of such agreements with the Authority as may be appropriate regarding the use of the Port Muskogee, which may include, without limitation barge, rail storage and truck capabilities to access and transport goods and supplies to and from the Facility at Port Muskogee.

Also, Port Muskogee will assist the Company with the exploration of incentives, grants and other funding opportunities to improve access to the property, with a focus on the following specific improvements and the goal that they may be completed prior to the estimated completion of the Facility: (i) upgrading and improving West 53rd Street to provide a second entrance to the site, and (ii) extending rail service to the site.

The Company believes that the secured site at Southside Industrial Park within the Port Muskogee, and Oklahoma in general, is an ideal location for its Facility. The geographic location of Oklahoma is advantageous from a supply and offtake perspective. Oklahoma is a legacy energy producer and has favorable industrial regulations. Port Muskogee has been designated by the United States’ Customs and Border Protection as a Foreign Trade Zone, which reduces costs and increases potential operating income, providing port industries a competitive advantage in meeting global supply chain demands. Port Muskogee is dedicated to investing in its community and announced a $58 million investment in infrastructure improvements in January 2023.36 Stardust Power anticipates these improvements could increase its operational efficiency, improve resiliency to weather events, and support continuous growth with increased multi-modal throughout the terminal area.

Port Muskogee has robust workforce and education systems in place. It has 24 post-secondary institutions within 60 miles (including four post-secondary institutions within Muskogee County) more than 2,140 post- secondary programs offered within 60 miles, and over 14,377 post-secondary completions annually within 60 miles. The Muskogee Center for Workforce Excellence focuses on manufacturing by deploying resources, leveraging existing programs, and aligning with local and regional employment demand. The state has a highly skilled workforce in the oil and gas engineering sector that can be trained for lithium refinery operations.

The site has access to the largest inland waterway system in America, a strong interstate highway network, and rail lines. The City of Muskogee has begun the process of creating a tax increment financing district (“TIF”) to complete infrastructure improvements including a rail line to the west of the property and West 53rd Street to the north up to industrial access grade creating an Industrial Truck Corridor from State Highway 64 to State Highway 69. The proposed multimillion dollar TIF was designed for the benefit of the Company. Stardust Power intends to occupy 66 of the 260 acres at Port Muskogee, excluding creeks.

Site Due Diligence

Extensive site due diligence, including: a critical issues analysis (“CIA”), a Phase I Environmental Site Assessment (“ESA”), a Geotechnical Study, Cultural Survey, Logistics Study, and a readiness assessment, has been conducted.

Critical Issues Analysis

On behalf of Stardust Power, certain legal counsel and ENERCON Services Inc. conducted a CIA of land cover, water resources, biological resources, protected lands, and a review of regulatory and permitting considerations for a proposed lithium refinery in the Project Area. The Cultural Resource Project Area consists of a 0.6-km buffer surrounding the Project Area, (originally the proposed 81 acres, from which the 66 acres was carved out). This CIA provides a broad, yet comprehensive overview of the key environmental resources identified during preliminary project planning and includes a review of publicly available background information, regulatory constraints, and risks. The CIA further provides recommendations, such as additional work that might be necessary or prudent for further evaluation and/or mitigation of potential risks to each resource before project implementation.

Phase 1 Environmental Site Assessment

ENERCON was retained to perform a Phase I ESA of the Project Area during September and October of 2023. This assessment has revealed no evidence of Recognized Environmental Conditions (“RECs”), Controlled RECs, Historical RECs, or Vapor Encroachment Conditions in connection with the Project Area.

[36]	Oklahoma Department of Commerce. “Port Muskogee Investing in Infrastructure, Launches New Brand.” Available at: https://www.okcommerce.gov/port-muskogee-investing-in-infrastructure-launches-new-brand/.

On the SW Muskogee, OK Quadrangle Map (USGS 2018), creeks and ponds are mapped on the subject property. During site reconnaissance, ENERCON observed dry creeks located near the northwestern and southeastern corners of the subject property. ENERCON reviewed the online National Wetland Inventory mapper for additional information regarding the on-site surface waters. No significant data gaps were encountered.

As per ENERCON’s suggestion, the delineation of the wetlands was executed by the Company by excluding the risk areas from the Purchase and Sale Agreement, which resulted in the purchase of 66 acres of land by the Company. See “The Site - Purchase and Sale Agreement.”

Geotechnical Study

On February 19, 2024, ENERCON delivered a report in support of the construction of the proposed lithium processing plant. The report concluded that physiographic, topographic, hydrologic, soil, and subsurface structural conditions are suitable for the construction of a lithium processing plant within the Project Area in Muskogee County, Oklahoma.

Readiness Assessment

The site was evaluated as part of the Readiness Assessment performed by Hatch, which was completed on October 11, 2023. Hatch also conducted a scoping study, completed on April 17, 2024, where Hatch reviewed the Site from a business and technical perspective, including using multi-nodular logistics. Following a preliminary review, the presently held view is:

●	Muskogee site has approximately 66 acres available, after the carveout of creeks, which may be of adequate size based on current conditions.
●	Stardust Power appears to have identified certain key permitting requirements.
●	Lack of process water discharge may simplify permitting.

This early-stage view is based on incomplete information now available, as well as numerous assumptions and considerations, and is subject to change.

Oklahoma Gas and Electric Substation Feasibility

On January 31, 2024, Stardust Power and Oklahoma Gas & Electric entered into an Electric Service Will Serve Agreement (the “OG&E Agreement”) in which OG&E has agreed to sell Stardust Power electricity at the site contingent upon OG&E performing engineering and design services, including procurement of materials and/or equipment, to determine the costs of providing electricity at the site. These costs shall be paid by Stardust Power through a Minimum Bill Agreement, which shall be entered into at a future date. Currently, construction power exists on the site suitable to take the project to the next phase. The OG&E Agreement will be reviewed and renegotiated if necessary, pending the conclusions from the FEL-3 Report.

The term of the OG&E Agreement is effective until the execution of the definitive Minimum Bill Agreement.

Value Chain

Stardust Power is establishing its business to deliver value with a strong focus on the midstream refinement process and an intention to minimize risk in its business model by partnering with experts across the value chain. The Company seeks to be a diversified player, with upstream and downstream integration in the future, in partnership with their industry partners.

Supply Feedstock

The central refinery is being designed to be optimized for multiple lithium brine inputs. By utilizing a “hub and spoke” refinery model, the Company believes it can scale production more efficiently through sourcing lithium brine feedstock from different sources. This limits risk of dependence on a single type of feedstock. It also differentiates Stardust Power from other lithium refineries which are in the process of being constructed in the United States. The Company’s strategy is to source supply from multiple sources which may include feedstock from (i) salt flats, (ii) geothermal brines, and (iii) produced water. Additionally, Stardust Power is also able to intake technical or crude grade lithium for its conversion process.

In the ordinary course of business, Stardust Power has entered into non-binding letters of intent and memorandums of understanding in order to secure feedstock. The following is a description of certain non-binding letters of commitments to which we are a party.

IRIS Metals Exclusivity Agreement

On November 9, 2024, the Company entered into a 90-Day exclusivity agreement with IRIS Metals, an ASX-listed metals company, which follows the Company’s investment into IRIS Metals for approximately $1.65 million or 10 million shares of IRIS Metals. The agreement allows the Company to explore a strategic partnership with, or investment in, IRIS Metals, including, without limitation, a commercial offtake arrangement for battery-grade lithium production, financing or other investment in IRIS Metals or its affiliates, beginning December 9, 2024. Following the completion of the initial investment, Stardust Power owns approximately 6% of IRIS Metals. On March 7, 2025, the company extended the exclusivity period for additional 30 days.

Additionally, Stardust Power has the option to acquire a second tranche of 10 million shares in IRIS Metals on the same terms as the initial investment, plus warrants to acquire ordinary shares of IRIS Metals at an exercise price of $0.40 per share. This second tranche investment is subject to approval by IRIS Metals shareholders and other conditions precedent.

At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

Usha Resources Letter of Intent

On March 15, 2024, Stardust Power and Usha Resources entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until June 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprising of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project.

At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

IGX Letter of Intent

On March 13, 2024, Stardust Power and IGX, entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The contemplated transaction is subject to the entering into of a definitive agreement, due diligence by Stardust Power, and other factors. In connection with the entering into the non-binding IGX LOI, Stardust Power has paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right. Further, Stardust Power has agreed to binding provisions relating to (i) a right of first refusal in favor of Stardust Power and (ii) the delivery of a form promissory note in favor of IGX (the “IGX Note”). If executed, the promissory note, in the amount of approximately $235,000, is to be used for the payment of the maintenance fees of the IGX Claims and is for a term of twenty-four (24) months with an annual interest rate of six percent (6%) and repayment due upon maturity.

The IGX LOI provides that the promissory note will be entered into regardless of whether the parties have reached a definitive agreement by July 1, 2024. On August 19, 2024, the Company entered into a promissory note arrangement with IGX for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX on the Project. The IGX Note carries an interest rate of 6% with a maturity date of December 16, 2024. On December 19, 2024, the Company extended the exclusivity and maturity of the promissory note to February 28, 2025. The IGX Note is secured by a letter of intent for possible acquisition, including through a potential joint venture, of IGX’s mining claims. The payment is made solely for the payment of all 2024 BLM fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. The Company is in active discussion in negotiating the terms for repayment and is evaluating multiple options including a possible strategic investment.

If Stardust Power acquires an interest in any of the IGX Claims, the balance of the promissory note shall be credited as part of Stardust Power’s investment and IGX shall have not been required to repay the note. IGX has conducted initial assessments which need to be analyzed to determine the next steps for the venture. This is an early-stage development company, and the Company is conducting ongoing diligence with respect to the progress, timeline, and development of the IGX toward becoming a feedstock supplier. At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

QXR Letter of Intent

On October 10, 2023, Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited (“QXR”) to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in the Liberty Lithium project (the “Project”). At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

In connection with entering into of the non-binding letter of intent, the parties have memorialized their intent to evaluate options to potentially supply Stardust Power with lithium brine products from the Project at their own costs and evaluate options to determine if there is an economically feasible process to produce lithium products from the Project to potentially supply Stardust Power with a limited volume of such products. In connection with the entering into of this letter of intent, Stardust Power made an initial equity investment of $200,000 in QXR. This letter of intent has since lapsed as per its terms.

On August 16, 2024, the Company entered into a promissory note arrangement with IG Lithium LLC (“IGL”) for $316,000 (the “IGL Note”) to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of the Company.

Technology and Engineering

Hatch Contract

Stardust Power worked with leading engineering firms to advance its project from general concept to FEL-1 status.

Hatch, an engineering, procurement and construction management firm in the lithium industry was engaged to provide a readiness assessment and a scoping study, (FEL-1), to attempt to minimize technology risks.

Hatch was engaged by the Company to conduct a preliminary readiness assessment covering:

●	project risk assessment;
●	artistic site renderings;
●	site review
●	financial model assumption review; and
●	equipment procurement timelines.

In this assessment, Hatch performed a DLE output simulation of the water samples using adsorption technology, identified expected ranges of impurities, lithium recovery, and options to process the feedstock, assessed transportation options and expected ranges of costs at high level, and provided high level financial model inputs for CAPEX and OPEX based on benchmarks only. Hatch completed the front-end loading, (FEL-1), also known as a scoping study as of April 17, 2024.

To date, Hatch has not transferred any intellectual property to Stardust Power. There is no royalty that is owned and due to be paid to Hatch.

Engineering Agreement and FEL-3 Project Development with Primero

On August 4, 2024, the Company entered into an engineering agreement with Primero (the “Primero Agreement”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a FEL-3 report of the Company’s Facility at Southside Industrial Park, Muskogee, Oklahoma in Port Muskogee. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments and is due for completion in the first half of 2025.

FID (Final Investment Decision) Reporting:

Primero is preparing a comprehensive FEL-3 report that encapsulates the results of 8 months of technical, financial, and risk analysis. This report is pivotal for the Company to make informed decisions regarding project viability, as well as assist the Company in obtaining project finance for the Facility.

Exclusive Concentration Technology License

On February 7, 2025, (the “License Agreement Effective Date”), the Company executed an exclusive license agreement with KMX (the “License Agreement”).

Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, third parties shall be required to exclusively purchase all KMX VMD Units for the specific use of lithium concentration within the jurisdictions of the exclusive license, from Stardust Power during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants Stardust Power the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets.

The Company agreed to pay KMX a royalty comprised of 500,000 shares of Common Stock (the “Royalty Shares”). The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

The License Agreement shall have a term beginning the License Agreement Effective Date until either of the following dates as determined by the stock price of the Common Stock on the Nasdaq Global Market 240 days following the License Agreement Effective Date: (i) in the event the Actual Royalty Amount is less than $2,000,000, the second anniversary of the License Agreement Effective Date; (ii) in the event the Actual Royalty Amount is equal to or greater than $2,000,000 but less than $8,000,000, the fifth anniversary of the License Agreement Effective Date; or (iii) in the event the Actual Royalty Amount is equal to $8,000,000 or more, the seventh anniversary of the License Agreement Effective Date. The Company can renew the term of the License Agreement at its sole option upon the expiration of the initial term for an additional five years if the Company acquires three or more KMX VMD Units during the initial term. The “Actual Royalty Amount”, as defined in the License Agreement, is determined by the sum of the value of the Royalty Shares remaining unsold by KMX on the date that is 240 days following the License Agreement Effective Date, plus the gross proceeds from any sales of the Royalty Shares prior to such date.

The Company agreed to provide certain registration rights to KMX with respect to the Royalty Shares, including piggyback rights, subject to the execution of a definitive agreement by the parties. KMX agreed not to sell any Royalty Shares until the earlier to occur of (i) effectiveness of a registration statement covering the Royalty Shares or (ii) the expiration of the relevant holding period pursuant to Rule 144 of the Securities Act, and in any event, only in amounts of an aggregate of 62,500 Royalty Shares total during each 30-day period, with the first such period beginning on the earlier to occur of (i) or (ii) above.

Refinery

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of an up to 25,000 metric tpa production line. The second phase is to add a second production line of up to 25,000 metric tpa to create a total capacity of up to 50,000 metric tpa.

A technological innovation of Stardust Power’s planned refinery is the ability for the Facility to refine different types of lithium brine inputs. The Facility is being designed to accept lithium brines, of a certain approved chemical composition. It is Stardust Power’s intention that the Facility will be able to dilute, re-pulp and blend feedstock as necessary, to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by screening for a broader set of contaminants, in comparison to other lithium refineries. Accordingly, by conducting a broader screening and, in turn, a more involved purification process, the Company plans to be able to blend different types of feedstock. Furthermore, an advantage of using DLE technology is the ability to remove certain contaminants upstream prior to them reaching the Facility, allowing for more optionality for feedstock characteristics. The conversion process is a fully chemical conversion process. The Facility’s planned chemical process is a mature, proven and well understood process which has been deployed substantially in South America. The Company’s flowsheet, detailed below, is expected to result in the production of solid BGLC (approximately 99.7%) from liquid lithium chloride feed.

The rendering concept of the Facility’s site plan below includes the main plant, feedstock warehouse, feedstock tanks, intermediate feedstock containers, reagents warehouse, unloading station, consumables warehouse, product warehouse, electrical generator, utilities, water tank, dilution tank, calcium and magnesium residue disposal, ZLD water system, carbon dioxide storage tank, solvent extraction, administrative building and parking area.

Phased Approach

The Company intends to take a phased approach to setting up its Facility and expansion. Thereafter, it intends to emerge as a leading supplier of BGLC in the United States. The total cost of the refinery, which includes all direct and indirect costs and contingencies needed to engineer and build the refinery, has been estimated at $1,165 million which includes a conservative contingency amount typical of FEL 1 studies. The final capex numbers will be updated as per the FEL-3 study conclusion.

In Phase 1, the Company seeks to build its first production line of up to 25,000 metric tpa capacity. Phase 1 also includes building essential infrastructure for the site such as storage facilities, road networks, and additional infrastructure that will be shared by the Facility’s first and second production lines (“Train 1” and “Train 2”, respectively).

In Phase 1, Train 1 and common infrastructure, will consist of detailed engineering, procuring critical and non-critical equipment, and building the front-end and back-end of Train 1 simultaneously. Building the front and back-end simultaneously will provide an operating self-sufficient production line with the capability to process either technical grade or lithium chloride brine for conversion to BGLC. The approach of constructing front and back-end simultaneously has the advantage of cost and schedule maximization. This strategy is designed to enable Stardust Power to efficiently enter the market as a BGLC manufacturer.

Phase 1 (Train 1 and common infrastructure)

Stardust Power will partner with a leading engineering, procurement and management firm, for the development of up to 25,000 metric tons in annual production capacity. The majority of the activities will focus immediately on-site development earthworks, infrastructure, buildings, and utilities, better enabling Stardust Power to effectively mobilize contractors to a well-prepared site. Post FID, the Company expects that Train 1 and Common Infrastructure will be engineered and constructed in line with standard construction timeline, typically expected to span over a 24-30-month period. The total cost for Phase 1 has been estimated preliminarily at an Association for the Advancement of Cost Engineering (“AACE”) Class 5 Level. The timeline and cost are based on numerous variables and assumptions and are early phase estimates only and are likely to change.

Phase 2 (Train 2)

In Phase 2, Stardust Power plans to expand and set up an additional production line with a capacity of 25,000 metric tons of battery-grade lithium to its Facility for a total production capacity of up to 50,000 metric tpa. The completion of construction and mechanical installation of Phase 2 may be completed in a similar timeframe as Phase 1, after completion and commissioning of Train 1. The total refinery cost of Train 2 has been estimated preliminarily at an AACE Class 5 level. By building an additional production line, mirroring the Train 1 design, the Company plans to maximize the continuity of design from Train 1, into the design of Train 2. The timeline and cost are based on numerous variables and assumptions and are early phase estimates only and are likely to change.

Sustainable Operations

Lithium Brine Feedstock

Unlike typical hard rock ore mining, Stardust Power may source lithium brine feedstock for its Facility from (i) lithium salt flats, (ii) geothermal brines, and (iii) produced water. Lithium brine production can reduce environmental impact as compared to hard rock mining which typically requires invasive land use which can severely impact the land. Additionally, the use of hard rock sources increases carbon emission due to the high degree of exothermic reactions needed for conversion. This is because, hard rock lithium mining involves extracting lithium from rocks that contain the mineral. This is typically done through open-pit mining, which can involve blasting and excavating large amounts of rock. The process is energy-intensive and can result in significant amounts of waste rock and tailings, which can contain toxic chemicals and heavy metals. Additionally, hard rock mining can require large amounts of water. This could be an issue in regions where water resources are already scarce. It is estimated that 60% of the total global mined lithium supply comes from using this method. On the other hand, lithium can also be extracted from brine sources, which involves extracting lithium from underground brine pools. These can be found in areas such as salt flats and dry lakebeds, where water has evaporated over time, leaving behind mineral deposits. The brine can be pumped to the surface and then processed to extract the lithium. This typically requires less water and produces less waste than hard rock mining. In terms of the carbon footprint of each method, Benchmark Minerals has stated that “in almost every metric, lithium chemicals from hard rock sources are more environmentally damaging than those from brine sources,” and that “processing hard rock is a much more energy-intensive process than brine.”

Stardust Power has a supplier code of conduct to monitor the sources of feedstock to provide for high environmental standards. Although DLE technology is emerging, Stardust Power believes that the experience and expertise of its partners will enable it to leverage the benefits of the DLE technologies advantageously, while at the same time lowering risks that could emerge due to the newness of the technology.

Emissions

Stardust Power’s refining Facility will be engineered to be partially electric and thus produce lower emissions than facilities powered by traditional fossil fuels or natural gas, which is also expected to reduce noise and limit carbon emissions. The Company’s planned carbonation process to manufacture BGLC is a chemical conversion process. This process does not use large exothermic reactions, making Stardust Power’s Facility cleaner and safer than a typical oil and gas refinery. There are no kiln or smokestacks at our Facility.

Power

The Company is committed to largely using sustainable sources of power accessible in Oklahoma, including solar, wind power and natural gas.

Byproducts

The main byproducts from the plant are largely salt, which is closely comparable to road salt, calcium, magnesium, among others. These are non-toxic and non-hazardous materials that can be sold, repurposed, or safely disposed of in an offsite landfill. Our conversion process does not create hazardous materials.

Zero-Liquid Discharge

The Facility is engineered for a zero-liquid-discharge system that removes the need for wastewater ponds for depleted brine. Liquid byproducts will be purified and recycled for reuse in the Facility or evaporated. This limits discharge into the public sewer system or the surrounding ecosystem.

Social Aspects

Stardust Power believes that community outreach is important for social engagement to build strong relationships with local communities, be available in providing explanations to local administrative bodies about various aspects of the project in case of queries, address potential concerns regarding potential impact as well as highlight potential benefits of setting up the Facility. This is expected to include providing educational opportunities for local elementary and high school students in the Hillsdale and Muskogee public school districts.

In terms of financing of the refinery project, Stardust Power seeks to finance its project cost through a mix of debt, equity as well as grants. Below is a summary of some of the potential financial instruments:

Financing

Equity:

●	On July 8, 2024, the Company consummated the transactions contemplated by the PIPE Subscription Agreements with the PIPE Investors pursuant to which the PIPE Investors agreed to purchase a total of 1,077,541 shares of Common Stock in a private placement at a price of $9.35 per share, for an aggregate commitment amount of $10,075,000.

●	On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II, LLC, the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Purchase Agreement.

●	On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Company common stock, par value $0.0001 per share (“Common Stock”) at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 (the “Warrants”).

●	On January 27, 2025, the Company consummated a public offering of an aggregate of (i) 4,792,000 shares of Common Stock and (ii) Common Stock purchase warrants to purchase up to 4,792,000 shares of Common Stock. Each share of Common Stock and associated warrant to purchase one share of Common Stock was sold at a combined public offering price of $1.20. The Company received aggregate gross proceeds of approximately $5.75 million, before deducting placement agent fees and other offering expenses. Further, on March 16, 2025, pursuant to a Warrant Inducement Letter (the “Inducement Letter”), the investor agreed to exercise, for cash, the Common Warrants to purchase an aggregate of 4,792,000 shares of common stock at the exercise price of $0.62 per share in exchange for the Company’s agreement to issue to the investor a new common stock purchase warrant, to purchase up to 9,584,000 shares of common stock (the “Inducement Warrants,” and the shares issuable upon exercise of the Inducement Warrants, the “Inducement Warrant Shares”).

Debt:

●

We expect a portion of the financing of the lithium refinery to come through debt financing. We have no binding commitments from any person to provide financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms, or at all. For more information, please refer to the subsections “Promissory notes”, “Insurance fund borrowing”, and “Short-term loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Sources of Liquidity and Going Concern”.

Incentives:

●	Stardust Power has received an illustrative incentives package for up to $257 million of incentives from the State of Oklahoma, subject to meeting milestones, to offset the refinery’s costs, and other conditions. For more information, please refer to “-State Incentives”.

Governmental Incentives and Initiatives

Federal Government Incentives and initiatives

The management team believes that Stardust Power may benefit from substantial grants, financing, and other incentives provided by various government organizations designed to facilitate American manufacturing of battery-grade lithium products. These incentives include but are not limited to the following:

●

Department of Energy Loan Programs Office ATVM Program: ATVM provides loans to support the manufacture of eligible advanced technology vehicles and qualifying components, including newly authorized modes from the Bipartisan Infrastructure Law. Expanded uses beyond light-duty vehicles include medium-and heavy-duty vehicles, trains or locomotives, maritime vessels including offshore wind support vessels, aircrafts, and hyperloop.

●

Department of Defense, Defense Production Act: The Defense Production Act’s Expansion of Domestic Production Capability and Capacity Funding Opportunity Announcement FA 0003546 is a government initiative aimed at enhancing domestic production capabilities critical to national defense, including critical minerals. It provides financial support to eligible entities to bolster manufacturing of strategic materials, components, and technologies essential for defense applications and those applications deemed to be a national security threat to the United States.

●	Department of Energy Grant: The Office of Manufacturing and Energy Supply Chains plans to issue a Funding Opportunity Announcement titled “Bipartisan Infrastructure Law 40207(b) Battery Materials Processing and 40207(c) Battery Manufacturing Grants Round II,” funded in part by the Infrastructure Investment and Jobs Act, a significant investment in infrastructure totaling over $62 billion allocated to the DOE, aims to enhance the United States’ competitiveness, create jobs, and provide equitable access to economic benefits, particularly for disadvantaged communities. As part of this initiative, over $7 billion will be invested in the battery supply chain from fiscal years 2022 to 2026, focusing on sustainable sourcing of critical minerals, processing, and end-of-life battery recycling. Additionally, the DOE announced up to $3.5 billion from the Infrastructure Law to bolster domestic production of advanced batteries and materials, supporting clean energy industries and creating union jobs.[37]

●

Department of Defense Office of Strategic Capital (“OSC”): Broadly, the OSC will do two things as part of its partnered capital strategy for critical technologies. First, it will identify and prioritize promising critical technology areas for the Department of Defense. Second, it will fund investments in those critical technology areas, including supply chain technologies not always supported through direct procurement. To accomplish this, the OSC will partner with private capital providers and other federal agencies to employ investment vehicles that have proven successful in other United States government contexts.[38]

In January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL, IR Act, and the IRA. This pause on disbursements is subject to ongoing legal challenges.

State Incentives

The Oklahoma Department of Commerce provides a robust incentive package including 5% cash rebates on payroll for all new jobs created for 10 years through the Quality Jobs Program, and an Investment Tax Credit (“ITC”). The Facility falls in an Oklahoma Opportunity Zone which is defined as an economically distressed area based on declining population, lower than average per capita income, and higher than average poverty rates. Manufacturers who invest a minimum of $50,000 in depreciable property in Oklahoma Opportunity Zones receive double the investment tax credit equating to 2% of depreciable property invested for 5 years. In addition to the Quality Jobs Program and ITC, the state provides a 5-year property tax exemption and a sales tax exemption on machinery, goods, and electricity used during the manufacturing process. Below is a table setting forth the different state incentives which may be applicable to Stardust Power:

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
21st Century Oklahoma Quality Jobs Program	$100,332,936 based on $99,562,000 in annual payroll over 10 years	●	Meet an average wage of $120,071
Or		●	Create at least 10 new jobs in Oklahoma in 3 years

		●	Offer basic health insurance

[37]	U.S. Department of Energy. “Biden-Harris Administration Announces $3.5 Billion to Strengthen Domestic Battery Manufacturing.” Available at: https://www.energy.gov/articles/biden-harris-administration-announces-35-billion-strengthen-domestic-battery-manufacturing.
[38]	U.S. Department of Defense. “Secretary of Defense Establishes Office of Strategic Capital.” Available at: https://www.defense.gov/News/Releases/Release/Article/3233377/secretary-of-defense-establishes-office-of-strategic-capital/.

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
Oklahoma Quality Jobs Program	$50,166,468 based on $99,562,000 in annual payroll over 10 years	●	Meet an average wage of 110% of the average county wage ($55, 980 in FY 2026)

		●	Create $2.5 million in new annual payrolls in Oklahoma in 3 years

		●	Offer basic health insurance

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
Combined with Investment/New Jobs tax credit	$76,000,000 based on a total investment of $800,000 in depreciable property	●	Minimum investment of $50,000 in Oklahoma

		●	The credit doubles if the investment exceeds $40 million investment or takes place in an enterprise zone (both of which Stardust Power plans to meet)

5-Year Property Tax Exemption	$42,451,539	●	Invest at least $500,000 in construction, acquisition, or expansion; and

		●	Meet an average payroll requirement listed in the Oklahoma Quality Jobs Program

Freeport (Inventory) Tax Exemption	$10,166,545	●	Exemption on goods that come from outside the state and leave the state held for assembly, storage, manufacturing, processing, or fabricating moved through the Port Muskogee within 9 months

Sales Tax Exemption on Machinery and Equipment	$18,040,500	●	Includes tangible personal property used in the development of the Facility and the refining

Sales Tax Exemption on Goods and Energy Consumed in Manufacturing	$85,998,588	●	Includes all fuel and electric power used in the development of the Facility and the refining

The Company has engaged the services of industry experts to assist the Company in applying for government grants, such as those in Oklahoma, in an optimal and efficient manner. The Company has submitted applications for grants under the Department of Defense, Defense Production Act and the Department of Energy Grant for Bipartisan Infrastructure Law 40207(b) Battery Materials Processing and 40207(c) Battery Manufacturing Grants Round II. These applications are currently under review. The Department of Defense grants could total up to $27.5 million and the Department of Energy grants could total up to $150 million; however, there are no assurances that the Company will obtain these grants. Further, there are no anticipated timelines for receiving responses on the government grant applications or expectations for receipt of any grant proceeds. The Company has been advised with respect to its grant application under the Defense Production Act that such application would be held, but currently there is no such funding available under the program.

Intellectual Property

Stardust Power does not own or license any intellectual property which we consider to be material. The Company has applied for registration of its trademarks, bearing application No. 97927512 for Trademark/Service Mark Application for the United States on May 9, 2023.

As its business grows, the Company may in the future develop or acquire intellectual property that may be valuable or material to the business.

Customers

Since Stardust Power has not commenced production, we have no existing customers. The Company has received non-binding letters of intent from industry participants but does not have any definitive offtake agreements with potential customers.

On January 28, 2025, the Company entered into a non-binding letter agreement with Sumitomo, contemplating a long-term commercial offtake agreement, pursuant to which Sumitomo would agree to acquire 20,000 metric tons of lithium carbonate per year from the Company’s first line of production, with the potential to increase to 25,000 metric tons based on mutual agreement. The initial contract term would span 10 years starting from the date of the first qualification of the Company’s lithium carbonate for sale to any of Sumitomo’s customers, with an option for Sumitomo to renew for an additional five years under mutually agreed terms, provided written notice is given to the Company at least twelve months prior to the end of the initial term.

Competitive Strengths

As a developer, Stardust Power seeks to execute their mission of becoming a leading producer of BGLC, by relying on the collective experience of its management team. The management team expects to execute, explore and evaluate opportunities for generating revenues and increasing their access to supply properties, and assets, as well as all potential funding options. Some opportunities for growth could be in the form of (i) strategic partnerships, (ii) off-take agreements, (iii) diversification of supply, (iv) acquisitions of companies and technologies, and (v) participation in related commercial development activities.

As an early-stage company, Stardust Power’s material decisions executed by its management are central to the development of the Company’s long-term goals and success. Additionally, as a pre-revenue company, Stardust Power’s access to financing and ability to obtain financing would be central to its success. The Company notes that it has not yet commenced operations at the refinery and, accordingly, it has not yet produced any lithium products.

The Company intends to build its competitive strengths and continue to develop and execute its strategy in the following manner:

●	Experienced management team: the team has decades of technical expertise and experience across global mining consulting firms, and manufacturers, specializing in lithium-ion technology for electric vehicles, hydrocarbon energy company, as well as successful capital raising and running profitable ventures, across multiple geographies;
●	Refinery optimized for multiple inputs: the process of creating a matrix of multiple sources of feedstock and processing in the refinery reduces risk and costs, and is an important and significant industry differentiator;
●	Speed to market: optimized refining process, locational advantage, and subsequently, an integrated play is expected to hasten time to market and ability to generate revenue faster;
●	Use of brine feedstock: use of brine feedstock will provide alternative sources to mined lithium deposits, for the production of BGLC for domestic market use, and hence have independence from importing raw material, which would have a favorable impact on lowering cost and faster time to market;
●	Limited technology risk: use of existing and proven technologies and partnerships with global experts for mid-stream operations in refinery operations, which is expected to minimize technical risks in the value chain, resulting in reduced uncertainties and cost controls, and reduce risks of the emerging DLE technology by partnering with players who have contributed to the advancement of DLE projects; and
●	American manufacturing: ability to manufacture and contribute to lithium sourcing and manufacturing independence for domestic consumption in the United States market, leading to job creation, particularly in economically backward regions, once in production.

Competition and Market Barriers

Competition

Lithium currently has many end uses, including ceramics and glass, batteries, greases, air treatment and pharmaceuticals. However, it is the battery industry that is expected to predominantly drive future demand growth for lithium. This is expected to come from several areas: (i) the continued growth of small format batteries for cell phones, laptops, digital cameras and hand-held power tools, (ii) the transportation industry’s electrification of automobiles, buses, delivery vehicles, motorcycles, bicycles and boats using lithium-ion battery technology, and (iii) large format batteries for utility grid-scale storage.

A small number of companies dominate the production and refining of end-use lithium products such as lithium carbonate and lithium hydroxide and are often situated in China, such as Tianqi Lithium. These companies have an established presence, higher degree of financial resources, existing strategic partnerships, and existing experienced workforces. Stardust Power will compete with these companies on attracting human capital, securing supply of feedstock, and in selling its products. Accordingly, the price of Stardust Power’s planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, and mining activities of our competitors.

Government Regulations

Development activities for our Facility are subject to extensive laws and regulations, which are overseen and enforced by federal, state, and local authorities. These applicable laws govern development, construction, production, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from governmental authorities will be required for construction and manufacturing operations, and we cannot be assured such permits will be received. Environmental, health and safety laws and regulations may also, among other things:

●	require notice to stakeholders of proposed and ongoing exploration, drilling, environmental studies, mining, or production activities;
●	require the installation of pollution control equipment;
●	restrict the types, quantities and concentrations of various substances that can be used or released into the environment in connection with, lithium manufacturing, or other production activities;
●	limit or prohibit drilling, mining, lithium manufacturing or other production activities on lands located within wetlands, areas inhabited by endangered species and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources; or
●	require preparation of an environmental assessment or an environmental impact statement.

Compliance with environmental, health and safety laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local authorities frequently revise environmental, health and safety laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have an adverse impact on our business operations.

Permits

Certain federal, state, and local permits are required for the project. State permitting focuses on air emissions, wastewater, and stormwater permits. Federal permitting focuses on possible cultural, biological, and natural resources and threatened/endangered species impacts. The key permitting agency for the project at the state level is the Oklahoma Department of Environmental Quality (the “DEQ”). Stardust Power has received from the DEQ the general permit for stormwater discharges from Construction Activities, along with approval of its stormwater pollution prevention plan. In addition, Stardust Power has submitted to the DEQ the required air emissions permit application on January 20, 2025, and has received on February 20, 2025, notification that such permit is declared administratively complete and is now under technical review.

Legal Proceedings

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse impact on our business, financial condition or operating results. However, from time to time, we may receive various demand letters or become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

Websites

The Company maintains one active website, www.stardust-power.com, which serves as its corporate website and contains information about the Company and its business. The information included on Stardust Power’s website is not incorporated by reference in any other report or document filed with the SEC, and any reference to such website is intended to be an inactive textual reference only.

Corporate Information and Facilities

Stardust Power Inc. is a Delaware corporation. Our registered office is located at 251 Little Falls Dr, Wilmington, New Castle, DE 19808, and our corporate mailing address is 15 E. Putnam Ave, Suite 378, Greenwich, CT 06830.

Our mailing address for our Oklahoma office is at 6608 N. Western Ave Suite 466, Nichols Hills, OK 73116.

Our telephone number is (800) 742-3095 The registered office of our subsidiaries is located at 251 Little Falls Dr, Wilmington, New Castle, DE 19808.

We have an office in Oklahoma, which is located at 9112 N. Kelley Ave, Suite C, Oklahoma City, Oklahoma 73131, covering 1,493 square feet, which has been assigned to the Company by VIKASA Capital Partners LLC (“VCP”), an affiliate of the Company, on March 16, 2023. The lease for the same is on a short-term basis.

Information About Our Executive Officers

Roshan Pujari, Chief Executive Officer and Chairman

Roshan Pujari, 47, has served as Chairman of the Board and as our Chief Executive Officer since the consummation of the Business Combination in July 2024. Prior to the Business Combination, Mr. Pujari co-founded Stardust Power and served as Chief Executive Officer of the Company from its inception in March 2023. In his role as Chief Executive Officer of Stardust Power, he is responsible for developing and executing strategy, operations, key hires and financing. Mr. Pujari is a highly seasoned chief executive officer. Mr. Pujari has over 20 years of experience in investments and transactions and has demonstrated expertise and deep domain knowledge in new company formation and fund raising. He is highly skilled in dealmaking, identifying niche opportunities and leading them to successful ventures. Prior to co-founding Stardust Power, Mr. Pujari founded VIKASA Capital LLC in 2012, and then organized as VIKASA Capital Inc. in 2021, as a diversified investment firm investing into global markets and clean energy. Mr. Pujari led the firm’s clean energy practice where he developed a deep understanding of lithium. He is also a philanthropist, having founded the Pujari Foundation, a 501(c)(3) non-profit organization, to promote the interests of education, arts, and community around the globe. Mr. Pujari has served on numerous philanthropic boards and served as a Governor’s appointee to the Oklahoma Arts Council. He served as trustee for the Heritage Hall School from 2017 to 2021, his alma mater. Mr. Pujari attended the University of Redlands in California, where he majored in both History and Government, and was in the honor society in both majors. Mr. Pujari also has a diploma from Heritage Hall, Oklahoma, where he was awarded “Top Speaker” in the National Tournament in 1995.

Pablo Cortegoso, Chief Technical Officer

Pablo Cortegoso, 42, has served as the Chief Technical Officer of Stardust Power since February 2024. In this role, he is responsible for all operations aspects of exploration, mining, extraction and production. Mr. Cortegoso has over 13 years of experience in civil and mining projects, specializing in lithium projects. His skills include the development of hydrogeological field programs, with an emphasis on lithium brine deposits, including well designs, packer testing, aquifer tests, brine standards preparation, sampling protocols and drilling oversight, with expertise in solar pond evaporation design, modeling and operation for lithium and potassium brine projects. He has extensive experience in performing fatal flaw analysis; risk and investment analysis; technical due diligence, including on battery metals; design and implementation of field programs; data collection and analysis for hydrogeological and geotechnical studies; and completing technical reports (Mineral Resource and Reserve Statements, PEA, PFS, FS) in accordance with international guidelines for lithium brine and hard rock projects throughout Argentina, Australia, Brazil, Bolivia, Canada, Chile, Mexico, the United States, Europe, the United Kingdom and Botswana. Prior to joining Stardust Power, Mr. Cortegoso served as a freelance industry consultant. Prior to co-founding Stardust Power, Mr. Cortegoso served at Aurora Lithium (Galp/Northvolt), as Vice President, Sourcing, in Lisbon, Portugal from April 2022 to March 2023. Prior to Aurora Lithium, he served at SRK Consulting (U.S.), Inc. in various positions including as Senior Consultant from January 2018 to February 2022, and as Consultant from September 2010 to December 2017. Prior to SRK, he served at Trine University as Graduate Researcher and Teaching Assistant from August 2009 to May 2010. Prior to Trine University, Mr. Cortegoso served at Jose Cartellone Construcciones Civiles, in Buenos Aires, Argentina as Management and Budget Control Analyst in 2007. He is a published author in prestigious industry magazines and has presented in conferences and workshops globally in his field of expertise on lithium. Mr. Cortegoso has industry affiliations, including as a Registered Member of the Society for Mining, Metallurgy, and Exploration, Inc.; a Qualified Person under the guidelines of National Instrument 43-101 in Canada; and a Competent Person in accordance with the JORC Code in Australia. Mr. Cortegoso earned his master’s degree in civil engineering from Trine University, and an undergraduate degree in civil engineering from the Universidad Nacional de Cuyo in Argentina.

Udaychandra Devasper, Chief Financial Officer

Udaychandra (Uday) Devasper, 43, has served as the Chief Financial Officer of Stardust Power since December 2023. In this role, Mr. Devasper is responsible for leading and developing the finance and accounting functions of the Company, as well as assisting the Chief Executive Officer in executing strategy, operations, key hires and financing functions. He is a highly seasoned finance professional, with over 20 years of experience in finance and accounting and has demonstrated expertise and deep domain knowledge in leading projects and assisting companies through multiple transactions. Mr. Devasper’s skills include building and managing large teams; operational and technical accounting expertise in key accounting areas such as revenues, mergers and acquisitions; and end-to-end project management for de-SPAC and IPO transactions. Prior to joining Stardust Power, Mr. Devasper was part of the initial founding team as a partner at Effectus Group, LLC, a boutique national accounting advisory firm, where he was involved in developing the business, hiring and resource management, as well as leading the firm’s nationwide Technology practice (which included the clean energy industry) for all technical accounting and strategic projects, from October 2014 to September 2022. During his time at Effectus, he gained domain, industry and transactional expertise through the multiple projects he led for companies in the cleantech, renewable energy and alternative energy sectors. Further, during his term at Effectus, Mr. Devasper led multiple de-SPAC/IPO transactions in the cleantech and renewable energy sectors, including end-to-end project management and overall reporting assistance. Prior to his term at Effectus, Mr. Devasper served as a Director, Technical Accounting at Echelon Corporation from July 2012 to August 2014, and as a Senior Manager, Technical Accounting at Synopsys, Inc., from March 2011 to July 2012. Prior to Echelon and Synopsys, he worked in the public accounting sector at KPMG LLP, progressing to Senior Manager, Assurance. Mr. Devasper is a licensed CPA (inactive) in California, and a licensed Chartered Accountant from the Institute of Chartered Accountants of India. He earned his bachelor’s degree in commerce from Mumbai University in India.

Chris Celano, Chief Operating Officer

Chris Celano, 55, has served as the Chief Operating Officer of Stardust Power since January 2025. In this role, Mr. Celano oversees the Company’s upstream lithium supply initiatives and processing operations, including sourcing and site development. He plays a key role in driving the Company’s operational efficiency, advancing the timely delivery of high-quality lithium products and strengthening relationships with customers and stakeholders. His deep experience in renewables, cleantech and drilling will be pivotal to the Company’s long-term success as it works to meet growing demand for critical minerals. Mr. Celano brings over 20 years of executive leadership experience, combining a strong background as a Chief Executive Officer, practicing securities attorney and graduate of the Massachusetts Institute of Technology. His diverse expertise spans the energy sector, drilling, engineering, procurement and construction fields, along with deep legal knowledge, from which he is uniquely equipped to drive Stardust Power’s strategic and operational goals during this critical phase of the Company’s growth. Prior to joining Stardust Power, he served as President and Chief Executive Officer of IHI E&C International Corporation beginning in January 2017, prior to which he served as General Counsel and Senior Vice President of Business Administration beginning in February 2013. Prior to his time at IHI, Mr. Celano served as Vice President and General Counsel at Vantage Drilling Company from May 2008 to May 2011. He started his career at the law firms Olshan Frome Wolosky LLP, Graham & James LLP and Elenoff Grossman & Schole LLP. Mr. Celano has a bachelor’s degree in economics from Vanderbilt University, a J.D. from Boston College Law School, an LLM from New York University School of Law and a master’s degree in engineering from the Massachusetts Institute of Technology.

Human Capital Resources

Employees

We have eight employees as of December 31, 2024.

Environmental, Social and Governance

We believe lithium will continue to play an important role in the transition to a lower carbon future and the fight against climate change. Likewise, we believe that meeting the growing demand for lithium compounds must be balanced with considerations for responsible refining across the spectrum of ESG issues and concerns. Our core values reflect this commitment to sustainability. We believe that operating in a safe, ethical, socially conscious and sustainable manner is important for our business.

As such, we intend to continue to integrate ESG and sustainability considerations into our business, operations and investment decisions.

Environmental

Brines: Focusing on brines, which have a smaller carbon footprint than open pit mining hard rock sources provides for a smaller environmental impact.

Sustainable Power: We intend to source the energy to power our refinery from sustainable sources of power, including solar and wind power available from the state of Oklahoma.

ZLD technology: We are engineering our Facility based on ZLD technologies which do not produce liquid discharge as a result of our conversion process.

Social

As Stardust Power recruits employees for its projects, we intend to focus hiring efforts on hiring workers from local communities near our project areas.

Governance

Stardust Power is committed to transparency, and corporate governance best-practices, and has the following corporate governance policies and guidelines in place:

●	Privacy Policy;
●	Open Reporting Policy (Whistleblower Policy);
●	Code of Conduct and Cyber Security Agreement;
●	Supplier Code of Conduct;
●	Vendor Risk Assessment Program;
●	Cybersecurity Policy;
●	Community Benefits Plan;
●	Clawback Policy;
●	Code of Business Conduct and Ethics;
●	Compliance Reporting Policy;
●	Corporate Governance Guidelines;
●	Insider Trading Policy;
●	Regulation FD Policy; and
●	Related Party Transactions Policy.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.
●	Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.
●	We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.
●	We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.
●	Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.
●	Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our battery-grade lithium production activities.
●	Pipeline of lithium feedstock may prove to be non-viable, which could have material adverse impact on our business and operations.
●	Logistics costs based on a hub and spoke refinery model may increase the price to where it is not economically viable.
●	Even if we are successful in completing all initial phases and the first commercial production at our Facility and consistently produce battery-grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.
●	Our ability to manage growth will have an impact on our business, financial condition and results of operations.
●	Our products may not qualify for use for our intended customers.
●	We might not be able to sell our products as intended.
●	Delays and other obstacles may prevent the successful completion of our Facility.
●	We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities or form strategic relationships, in the future.
●	Lithium can be highly combustible, and if we have incidents, it could adversely impact us.
●	The lithium brine industry includes well capitalized companies, and we may not have sufficient resources to compete against them.

●	Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.
●	We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.
●	The development of non-lithium battery technologies could adversely affect us.
●	Lithium prices are subject to unpredictable fluctuations.
●	The development of our lithium refinery is highly dependent upon the currently projected demand for and uses of lithium-based end products.
●	Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.
●	We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.
●	An escalation of the current war in Ukraine, generalized conflict in Europe and the Middle East, or the emergence of conflict elsewhere, may adversely affect our business.
●	Potential tariffs or a global trade war could increase the cost of products we rely upon, which could adversely impact the competitiveness of our business and our financial results.
●	Climate change, legislation, regulation and policies may result in increased operating costs and otherwise affect our business, our industry and the global economy.
●

We identified material weaknesses in our internal control over financial reporting in prior year. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.

Risks Related to Our Business and Industry

Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.

We have had a limited operating history in the lithium industry, and we have not realized any revenues to date from the sale of lithium, and our operating cash flow needs have been financed through issuance of SAFE notes, debt and equity securities, and not through cash flows derived from our operations. As a result, we have little historical financial and operating information from our lithium business to help you evaluate our performance.

Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We incorporated on March 16, 2023, and have yet to construct our Facility and commence production. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Since our founding, and acquisition of land for the establishment of our Facility, we have made significant progress towards site due diligence, engineering and techno-economic analysis for assessing suitability of the land and location. The refinery designs, brine extraction and transportation process to our Facility, process configurations, and control system of the Facility are representative of an industrial-scale battery-grade lithium production facility. We have also undertaken and continue to undertake various environmental studies by industry experts. As we continue to develop our production Facility, we expect our operating losses and negative operating cash flows to grow until first commercial production and sales.

We may encounter risks and difficulties experienced by growing companies in rapidly developing and changing industries, including challenges related to achieving market acceptance of our products, competing against companies with greater financial and technical resources, competing against entrenched incumbent competitors that have long-standing relationships with our prospective customers in the battery-grade lithium market, recruiting and retaining qualified employees, and making use of our limited resources. We cannot ensure that we will be successful in addressing these and other challenges that we may face in the future, and our business may be adversely affected if we do not manage these risks appropriately. As a result, we may not attain sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period, or at all.

Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. Since inception, we have incurred significant operating losses, have an accumulated deficit of approximately $52.62 million as of December 31, 2024, and negative operating cash flow of approximately $9.72 million for the year ended December 31, 2024. Our management expects that operating losses and negative cash flows may continue to increase from the December 31, 2024, levels, particularly because we are not generating any revenue as yet and owing to additional costs towards capital expenditure and expenses related to the development of site preparation, engineering, feasibility studies, and investment in upstream companies and salaries of the senior team and professional expenses. These conditions raise substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities. There can be no assurance that we will be successful in our plans described elsewhere in this annual report or in attracting future debt, equity financings or strategic and collaborative ventures with third parties on acceptable terms, or if at all. If we are unable to raise adequate capital at favorable terms, the business, operations and financial results, and hence stock price of securities of the Company in the public markets may be adversely impacted, which could have a material adverse impact on your investment.

We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.

As a development stage company, we have yet to start the purification of lithium brine to produce battery-grade lithium and are not likely to generate revenue in our initial years of operations. Accordingly, we cannot assure you that we will ever realize any profits. Any profitability in the future from our business will be dependent upon an economic method of extracting the required brine by our partners, whether directly or as byproducts of the oil and gas industry, and from further exploration and development of other economic sources of brine. Further, we cannot assure you that any exploration and extraction programs conducted by our partners will result in profitable commercially viable extraction, purification and production operations. The exploration, extraction and purification of lithium brine, whether obtained from deposits or as byproducts of the oil and gas industry, involves a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While the discovery of additional lithium brine deposits may result in increasing and diversifying supply sources, there can be no assurances that costs associated with extraction and subsequent transportation to the Facility would be economical and efficient enough for profitable commercial production. Further, significant expenses may be required by our partners to construct processing facilities and to establish brine reserves.

We do not know with certainty that economically recoverable lithium exists on properties of our partners from who we seek to obtain brine. In addition, the quantity of any brine reserves may vary depending on input prices. Any material change in the quantity or grade of brine may affect the economic viability of our properties.

Subsequent to the entering into of commercial product and offtake agreements to sell battery-grade lithium, we may be required to import the input raw materials in order to meet demand. In that event, import expenses, levies by exporting governments, regulatory approvals, shipping and logistics arrangements and costs, could potentially make the production of battery-grade lithium at our facilities economically unviable. This could have a material adverse impact on our business, financial condition, and results of operations and cash flows.

We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.

Our level of profitability, if any, in future years will depend to a great degree on lithium prices and whether we can purchase brine at a price that is economically feasible for us to produce battery-grade lithium. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that any of our suppliers will establish reserves. Whether it will be economically feasible for our suppliers to extract lithium depends on a number of factors, including, but not limited to: (i) particular attributes of the brine assets, such as chemical composition of lithium, presence of contaminants, temperature of the brine, physical and chemical conditions of the brine and extraction technology and proximity to infrastructure, among other factors; (ii) lithium prices; (iii) extraction, processing and, purification; (iv) logistics and transportation costs; (v) willingness of lenders and investors to provide capital, including project financing; (vi) labor costs and possible labor strikes; (vii) non-issuance or delays in the issuance of permits; (viii) electric vehicle supply and demand; and (ix) governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, grants, foreign exchange, environmental, health and safety, employment, transportation, and reclamation and closure obligations.

We are also subject to the risks normally encountered in the lithium industry, that may impact our suppliers which include, without limitation:

●	the discovery of unusual or unexpected geological formations;
●	accidental fires, floods, earthquakes, severe weather, seismic activity, or other natural disasters;
●	unplanned power outages and water shortages;
●	construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, trade disputes and tariffs, higher transportation costs and inflation;
●	the ability to obtain suitable or adequate machinery, equipment, or labor;
●	shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
●	environmental, health and safety regulations; and
●	other risks involved in the conduct of lithium exploration and operations.

The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, competitive position, and potentially our financial viability.

Our quarterly and annual operating and financial results and our revenue are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our battery-grade lithium production activities.

Our ability to acquire additional lithium brine from suppliers depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of the Facility has many risks and uncertainties including, but not limited to:

●	significant, prolonged decrease in the market price of lithium;
●	significantly higher than expected construction, extraction or refining costs;
●	significantly lower than expected lithium extraction and reduced supply of lithium brine;
●	significant delays, reductions, or stoppages in lithium extraction activities;
●	construction delays, procurement issues and workforce sourcing where our Facility is being set up;
●	significant shortages of adequate and skilled labor or a significant increase in labor costs;
●	difficulty in obtaining relevant permits or delays caused in obtaining such relevant permits;
●	more stringent regulatory or environmental, health or safety laws and regulations;
●	significant difficulty in marketing or selling battery-grade lithium;
●	negative community and political activism that may have an impact on the laws and regulations surrounding the industry in which we operate;
●	availability of credits, incentives and federal or state funding for refining and sale of battery-grade lithium and electric vehicles; and
●	general economic and political conditions, such as recessions, interest rates, inflation and acts of war or terrorism.

It is common for a new lithium refining operation to experience unexpected costs, problems, and delays during construction, commissioning and start-up. Most similar projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to capital and operating expenditures, economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our Facility will commence commercial production on schedule, or at all, or will result in profitable, viable operations. If we are unable to develop our Facility into a commercial operating facility, our business and financial condition will be materially adversely affected. Moreover, even if a feasibility study supports a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors, and factors beyond our control such as adverse weather conditions.

Our future lithium refining and production activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any of our activities will result in achieving and maintaining profitability and developing positive cash flows.

Pipeline of lithium feedstock may prove to be non-viable, which could have material adverse impact on our business and operations.

Through our strategic memorandums of understanding via non-binding contractual arrangements with leading global players such as Usha Resources for the Jackpot Lake Lithium Brine Project, QXR, IGX and Zelandez, we depend on them for supply and production of lithium brine, and if for some reason the memorandums of understanding do not culminate into binding agreements or do not yield desired economic results, it could adversely impact our business, operations and financial condition. For example, the results of the Phase I of Liberty Lithium project with QXR may prove to be economically unviable, or not an economically viable source of feedstock for the Company. Further, our arrangement with Zelandez may also not create adequate feedstock. Sufficient supply and production of lithium brine may not be available at the onset of the production at the Facility. Additionally, upstream risks may prevent us from organizing enough feedstock supply to produce consistent lithium products, and the competitive landscape for lithium supply could become a detriment to the Company’s efforts. Changes in commodity prices may also limit upstream exploration and production. We cannot assure you that we will not be faced with adverse impacts should the execution of our strategy be impacted.

Logistics costs based on a hub and spoke refinery model may increase the price to where it is not economically viable.

Our business model is designed to have a central refinery where inputs are transported to the central location. This approach has a layer of transportation costs associated with it. While our management believes these costs can be limited through concentration and or crystallization, we cannot assure you that any adverse changes in transportation costs, transportation and logistics levies, changed in concentration and or crystallization process leading to increased costs, among others, would not increase costs substantially, reduce operating margins, or make our project unviable.

Even if we are successful in completing all initial phases and the first commercial production at our Facility and consistently produce battery-grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.

Our ability to achieve significant future revenue will depend in large part upon our ability to attract customers and enter into contracts on favorable terms. We expect that many of our customers will be large companies with extensive experience operating in the lithium markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully implement our first commercial production and commence and expand commercial operations. Furthermore, we also intend to successfully negotiate, structure and fulfill long-term supply agreements for lithium brine with suppliers.

Agreements with potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these existing customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers in general can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for battery-grade lithium and competing substitutes.

Our ability to manage growth will have an impact on our business, financial condition, and results of operations.

Future growth may place strains on our financial, technical, operational, and administrative resources and cause us to rely more on project partners and independent contractors, thus, potentially adversely affecting our financial position and results of operations. Our ability to grow will depend on a number of factors, including, but not limited to:

●	our ability to develop existing prospects;

●	our ability to identify suppliers and enter into long-term supply agreements with suppliers;

●	our ability to maintain or enter into new relationships with project partners and independent contractors;

●	our ability to continue to retain and attract skilled personnel;

●	our access to capital;

●	the market price for lithium products; and

●	our ability to enter into agreements for the sale of lithium products.

Our products may not qualify for use for our intended customers.

Our battery-grade lithium products may not be suitable for our intended customers’ use for lithium-ion batteries. These batteries have strict requirements for the materials used in their manufacture as impurities can lead to poor charging performance including reduced vehicle range of operation, more frequent need to charge, problems with batteries starting at colder temperature and, in some extreme cases, to batteries catching on fire. A major issue with the current lithium conversion practice in the industry is reliable operation in producing high-quality lithium products. Although through our business arrangements and our process, we expect to produce battery-grade lithium products that meet purity requirements, we cannot assure you that we will be able to enter into business arrangements as we intend, that our processes will meet the stringent quality testing norms of our intended customers, and we will not be able to develop the market to sell our products, which will have an adverse impact on our revenue, operations and financial condition.

We might not be able to sell our products as intended.

As a result of evolving market dynamics, we may not be able to secure long-term buyers for our products for a variety of reasons, including: qualification, competitive pricing, logistical costs, future government policies and incentives, changes in demand from EV adoption, changes in demand due to changes in chemistry of batteries, or the synthesizing of battery metals, emergence of new engineering technologies or processes that could render existing processes obsolete, and alternatives to battery-grade lithium for the EV industry, among others. We cannot assure you that such events in the future may not occur, or how adversely they will impact our business, operations and financial position.

Delays and other obstacles may prevent the successful completion of our Facility.

Delays may stop or temporarily stop the development of our Facility. These delays could include but are not limited to, permitting delays and inability to obtain permits, construction delays, procurement issues, workforce sourcing, community activism, and political opposition. A significant delay in completion of our Facility could adversely affect our ability to finish development with changes in both capital expenditure and operating expenditure.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, undertaking exploration, extraction and production activities, and the development of our planned projects. As a result, we rely on access to various sources of funding including debt, private equity, the public and private debt and equity capital markets, as well as grants, as a source of funding for our capital and operating requirements. We require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including the costs related to our status as a publicly traded company, funding for our ongoing operations, explore and define lithium brine extraction, and establish any future lithium operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

To finance our future ongoing operations, and future capital needs, we may require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. Any additional equity financing will dilute our existing shareholdings. If the issuance of new securities results in diminished rights to holders of our Common Stock, the market price of our Common Stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and would subject us to increased debt service obligations, could result in operating and financing covenants that would restrict our operations and hence negatively impact operating results.

If we are unable to obtain additional financing, as needed, at competitive terms, our ability to fund our current operations and implement our business plan and strategy will be adversely affected. These circumstances may require us to reduce the scope of our operations and scale back our exploration, extraction, refining and production plans. There is no guarantee that we will be able to secure any additional funding or be able to secure funding to provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise needed funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse impact on our business, results of operations, and financial performance.

We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.

We expect that our ability to establish, maintain, and manage strategic relationships, such as our non-binding agreements with suppliers, offtakers, technology partners and other related service/ancillary providers, will be important to the success of our business. We cannot guarantee that the companies with which we have developed or will develop strategic relationships will continue to devote the resources necessary to promote mutually beneficial business relationships in order to grow our business. If, for some reason, our partners choose to terminate our contracts with them, refuse to enter into contracts with us on commercially reasonable terms, or are unable to deliver on agreed terms, the refining of lithium brine, the construction of our Facility, the ability to produce market-acceptable battery-grade lithium, and our business operations would be materially adversely impacted. Further, some of our current arrangements are not exclusive, and some of our strategic partners may work with our competitors in the future. If we are unsuccessful in establishing or maintaining our relationships with key strategic partners, our overall growth could be impaired, and our business, prospects, financial condition, and operating results could be adversely affected.

Lithium can be highly combustible, and if we have incidences, it could adversely impact us.

Lithium in concentrated form could be highly combustible, if not produced, stored and transported using the appropriate protocols. It may cause violent combustion or explosion, on contact with heat or water. Pure lithium when finely dispersed, may ignite spontaneously on contact with air, under certain circumstances. Upon exposure to heat, toxic fumes are formed, and then it may decompose. The product can react violently with strong oxidants, acids and many other compounds (e.g. hydrocarbons, halogens, halons, concrete, sand and asbestos). This creates fire and explosion hazard. Lithium could also react with water, which may produce highly flammable hydrogen gas and corrosive fumes of lithium hydroxide. Transportation of lithium can be dangerous if not conducted using appropriate safety measures. The end products, such as lithium-ion battery, which is manufactured with our product, may be unstable and combustible. While we intend to follow protocol and safety measures, we cannot assure you that the lithium we produce will not combust. If it does, it could severely impact our operations, business, and revenue as well as increase our insurance claims and insurance premium, thereby impacting our profitability.

The lithium brine industry includes well capitalized companies, and we may not have sufficient resources to compete against them.

The DLE industry and lithium processing sector include established competitors possessing substantial capitalization and extensive resources. Accordingly, we may encounter challenges competing against these well-capitalized incumbents. These industry participants often benefit from significant financial reserves operational and distribution scale, which could potentially place us at a competitive disadvantage.

Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.

Producers, especially in foreign jurisdictions including but not limited to China, Argentina, Chile, India and Australia, could use processes that might produce lower-cost lithium, which could impact the market in general, and adversely impact the sales of the Company, in particular. Other producers could forgo DLE technologies and use ponds or other mechanisms to extract lithium, which could have a lower cost basis. Further, other producers could operate in markets which may have less rigorous environmental, health, safety, and other regulatory compliance standards compared to our market This could lead those producers to reduce costs substantially, that could make our pricing less competitive or even unviable. If such a scenario were to occur, it could have a material adverse impact on our revenue, profitability and cash flow.

We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.

There are substantial grants, financing, and other incentives provided by various government organizations designed to facilitate American manufacturing of battery-grade lithium products, such as the those covered under the incentives through the IRA, IR Act and BIL under the aegis of the Department of Energy LPO Loan Programs Office Advanced Technology Vehicles Manufacturing Loan Program, Department of Defense, Defense Production Act, Department of Energy Grant, Department of Defense Office of Strategic Capital, as well as the Investment Tax Credit and the 21st Century Quality Jobs Program by the Oklahoma Department of Commerce, among others. While we expect to receive grants from the State of Oklahoma, we cannot assure you that such grants will be received in a timely manner in meaningful amounts, or at all, and we may not be eligible or qualify for federal grants. These and other future governmental incentives may be removed or no longer provided, due to changes in governmental policies or political attitudes towards such incentives which may change and limit the distribution of any such incentives. For example, the Company has been advised with respect to its grant application under the Defense Production Act that such application would be held, but currently there is no such funding available under the program. Additionally, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL/Infrastructure Investment and Jobs Act, the IRA and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Furthermore, the IR Act and the IRA may be subject to attempts to amend or repeal, including through Congressional budget reconciliation. The full impact of these actions and next steps remains uncertain at this time. We cannot assure you that if the basis of certain incentives changes and the grants become non-available or are delayed, the same will not affect our ability to start our operations in a timely and cost-effective manner, leading to delays in commissioning, and could adversely impact our financing options, and hence adversely impact our ability to generate revenue and profitability.

We may in the future use hedging arrangements to mitigate certain risks, but the use of such derivative instruments could have a material adverse impact on our results of operations.

In the future, we may use interest rate swaps to manage interest rate risk, especially on long-term offtake contracts with customers. In addition, we may use forward sales and other types of hedging contracts, including foreign currency hedges if we do expand into other countries. If we elect to enter into these types of hedging arrangements, our related assets could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying asset or if a counterparty fails to perform under a contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. If the values of these financial contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under a contract, it could harm our business, financial condition, results of operations and cash flows.

We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

Our business strategy may include in part acquiring other complementary technologies or businesses, or that provide us with downstream or upstream integration, or making minority investments in such businesses. We may also enter relationships with other businesses to expand our operations and to create service networks to support our production and delivery of battery-grade lithium. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including ones that we may pursue but do not conclude in an acquisition, investment, or business relationship. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.

Negotiating these transactions can be time consuming, difficult, and expensive. We may incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period. Further, our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. Even if we do successfully complete acquisitions or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors.

To the extent we make only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. We could incur losses if the majority stakeholders or the management of the company takes risks or otherwise acts in a manner that does not serve our interests. In addition, we could be subject to reputational harm if the company in which the investment is made makes business, financial or management decisions with which we do not agree. These circumstances could also lead to disputes and litigation with management or employees of the company in which the investment is made, or its other stockholders.

We are dependent upon key management employees.

The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior management and key personnel. Loss of any such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which, in part, are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, engineering and technical support, and finance. Certain areas in which we operate are highly competitive and competition for qualified personnel is significant. We may be unable to hire suitable field personnel for our engineering and technical team or there may be periods of time where a particular position remains vacant while a suitable replacement is identified and appointed. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.

Our success as a company producing battery-grade lithium and related products depends to a great extent on the capabilities of our partners for lithium extraction from brine and our ability to secure capital for the implementation of brine processing plants.

Our success as a producer of lithium and related products is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine and implementation of DLE technologies. While having the potential to significantly increase the supply of lithium from brine projects, the technology for DLE is an emerging technology. A number of DLE technologies are emerging and being tested at scale, with only a handful of projects already in commercial construction. However, there remain challenges around scalability and water consumption/brine reinjection. We will need to continue to invest heavily to scale our manufacturing to ultimately produce sufficient amounts of battery-grade lithium. However, we cannot assure you that our future product research and development projects, if any, and financing efforts will be successful or be completed within the anticipated time frame or budget. There is no guarantee we will achieve anticipated sales targets or if we will be profitable. In addition, we cannot assure you that our existing or potential competitors will not develop technologies which are similar or superior to our technologies, or that result in products that are more competitively priced. As it is often difficult to project the time frame for developing new technologies and the duration of the market window for these technologies, there is a substantial risk that we may have to abandon a potential technology that is no longer commercially viable, even after we have invested significant resources in the development of such technology and our facilities. If we fail in our technology development or product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

The development of non-lithium battery technologies could adversely affect us.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these may be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable or on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could have a material adverse impact on our prospects and future revenues.

Lithium prices are subject to unpredictable fluctuations.

We expect to derive revenues, if any, from the production and sale of battery-grade lithium. The prices of lithium may fluctuate widely and are affected by numerous factors beyond our control, including international, economic, and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The world’s largest suppliers of lithium are Sociedad Quimica y Minera de Chile S.A (NYSE: SQM), Albemarle Corporation (NYSE: ALB), Jiangxi Ganfeng Lithium Co., Ltd. and Tianqi Group. Any attempt to suppress the price of lithium materials by such suppliers, or an increase in production by any supplier in excess of any increased demand, would have negative consequences on Stardust Power. The price of lithium materials may also be reduced by the discovery of new lithium deposits, which could not only increase the overall supply of lithium (causing downward pressure on its price) but could also draw new firms into the lithium refinery industry which would compete with Stardust Power. The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted. Further, if prices were to decline significantly, it could have significant adverse effects on our ability to source raw material, and hence impact our production volumes. Additionally, this could also have adverse impact, both on our selling price for battery-grade lithium, as well as volumes sold, and could adversely impact our revenue, gross margins and profitability.

The development of our lithium refinery is highly dependent upon the currently projected demand for and uses of lithium-based end products.

The development of our lithium refinery is highly dependent upon the currently projected demand for and uses of lithium-based end products, which include lithium-ion batteries for electric vehicles and other large format batteries that currently have limited market share and whose projected adoption rates are not assured. To the extent that such markets do not develop in the manner contemplated by the Company, then the long-term growth in the market for lithium products will be adversely affected, which would inhibit the potential for development of the lithium refinery, its potential commercial viability and would otherwise have a negative effect on the business and financial condition of the Company. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users adopt an alternate commodity as a response to supply constraints or increases in market pricing. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on the Company and its projects.

Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.

Though we continue to see increased interest and adoption of electric vehicles, if the market for electric vehicles in general does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. For example, in January 2025, President Trump announced his intention to remove any favorable regulatory conditions for electric vehicles. As a result, the future of any governmental incentives intended to help support the development of the electric vehicle market is uncertain at this time.

In addition, electric vehicles still constitute a small percentage of overall vehicle sales. As a result, the market for lithium products could be negatively affected by numerous factors, such as:

●	perceptions about electric vehicle features, quality, safety, performance, sustainability and cost;
●	perceptions about the limited range over which electric vehicles may be driven on a single battery charge, and access to charging facilities;
●	competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
●	volatility in the cost of oil, gasoline and energy;
●	government regulations and economic incentives and conditions; and
●	concerns about our future viability.

Sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to further volatility. We also cannot predict the duration or direction of current global trends or their sustained impact on consumer demand. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be materially adversely impacted.

We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.

From time-to-time, we agree to preliminary terms regarding offtake and supply agreements. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial commercialization, and failure to agree to definitive terms for sales of sufficient volumes of lithium could prevent us from growing our business. To the extent that terms in our initial supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Further, our prospective counterparties may cancel or delay entering into definitive agreements for a variety of reasons, some of which may be outside of our control. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If the construction and readiness of the Facility proceeds more slowly than we expect, or if we encounter difficulties in successfully completing the construction of the Facility, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, and our performance may suffer. If we are unable to enter into such definitive agreements on a timely basis, our growth, revenue and results of operations may be negatively impacted.

We entered into a non-binding letter agreement with Sumitomo contemplating a long-term commercial offtake agreement described under the section titled “Business-Customers”. The parties are engaged in negotiations regarding key commercial points of the potential offtake agreement. The letter agreement provides a framework for a potential binding agreement between the Company and Sumitomo; however, many key terms have not been agreed to in principle. It is possible that we will not be able to agree to enter into a definitive agreement consistent with the above-described letter agreement, or at all.

Our future business prospects could be adversely affected if we are unable to enter into definitive agreements relating to contemplated joint ventures with Usha Resources and IGX and, if such agreements are in fact completed, there can be no assurance that such joint ventures will ultimately be successful.

We entered into non-binding letters of intent with each of Usha Resources and IGX to acquire majority interests in projects owned by those parties described under the sections titled “Business-Usha Resources Letter of Intent” and “Business - IGX Letter of Intent”. The parties are engaged in negotiations regarding key commercial points of the ventures. The letters of intent provide frameworks for the potential investments; however, many of the key terms of the ventures, including economic and investment terms, have not been agreed to in principle. It is possible that the parties will not be able to agree to enter into definitive agreements consistent with the letters of intent, or at all.

Even if we are able to reach final terms and enter into binding documentation, we do not know how much financing these projects will require, or whether such financing will be available on acceptable terms, or at all. There can be no assurance that the ventures will be able to complete the development of their respective projects and be commercialized. These factors could harm our business, results of operations and financial results.

Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.

Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium could significantly impact our prospects and future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging, and less expensive, some of which could be less reliant on lithium or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles, and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse impact on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.

Our business and operations may be significantly disrupted upon the occurrence of a catastrophic event, information technology system failures or cyberattack.

Our business is dependent on proprietary technologies, processes and information that we have acquired, and expected to acquire, from our partners, much of which is, or will be, stored on our computer systems. We may in the future enter into agreements with third parties for hardware, software, telecommunications and other IT services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing or other cyberattacks. Any of these and other events could result in IT system failures, delays, loss of data or information, liability to our partners or other third parties, a material disruption of our business or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as preemptive expenses to mitigate the risks of vulnerabilities or failures.

Furthermore, the importance of such IT systems and networks and systems may increase if our employees work remotely, which may introduce more risks to our information technology systems and networks as such employees use network connections, computers, or devices that are outside our premises or networks. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we may be unable to properly administer our outsourced functions. If we cannot continue to retain these services provided by our vendors on acceptable terms, our access to necessary IT systems or services could be interrupted. Any security breach, interruption or failure of our IT systems, or those of our third party vendors, could impair our ability to operate our business, reduce our quality of services, increase costs, prompt litigation and other consumer claims, subject us to government enforcement actions (including investigations, fines, penalties, audits, or inspections), and damage our reputation, any of which could substantially harm our business, financial condition or the results of our operations.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security resources to protect our data security and IT systems, such measures may not prevent such events, especially because the cyberattack techniques used change frequently and are often not recognized until launched, and because the full scope of a cyberattack may not be realized until an investigation has been completed, and cyberattacks can originate from a wide variety of sources and through a wide variety of methods. In addition, certain measures that could increase the security of our IT system take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Significant disruption to our IT systems, or those of our vendors, or breaches of data security could also have a material adverse impact on our business, financial condition and results of operations.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and Facility will be subject to the hazards associated with producing battery-grade lithium. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and the environment. We expect to maintain insurance coverage in amounts against the risks that we believe are consistent with industry practice and maintain a safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse impact on our results of operations and financial position.

Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our coverage limits or that are not covered by our insurance, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. The occurrence of an event that is not fully covered by insurance could materially adversely affect our business, results of operations, cash flows and financial position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of noncompetition or non-solicitation agreements with our competitors or their former employers.

We may employ or otherwise engage personnel who were previously or are concurrently employed or engaged at research institutions or other clean technology companies, or consult various companies, including ones that could be construed as our competitors or potential competitors. Even though we have processes in place to prevent misappropriate of trade secrets or confidential information, we may be subject to claims that these personnel, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former or concurrent employers or clients they provide consultancy services to, which are rightfully owned by their former or concurrent employer, or their clients, as the case may be. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could adversely affect our operations, result in substantial costs and be a distraction to management.

Lawsuits may be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition, or liquidity or the market price of our Common Stock.

We may become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings, and legal actions relating to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes.

The outcome of future legal proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse impact on our assets, liabilities, business, financial condition, or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming, and may divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

An escalation of the current war in Ukraine, generalized conflict in Europe and the Middle East, or the emergence of conflict elsewhere, may adversely affect our business.

An escalation of the current war in Ukraine, generalized conflict in Europe and the Middle East, or the emergence of conflict elsewhere may adversely affect our business if the U.S. capital markets become risk averse for a prolonged period of time, and/or there is a general slowdown in the global economy.

Potential tariffs or a global trade war could increase the cost of products we rely upon, which could adversely impact the competitiveness of our business and our financial results.

If the U.S. administration or other countries impose additional tariffs, or raise the levels of existing tariffs, or trade restrictions are implemented by the United States or other countries, the cost of products manufactured in the United States and imported into other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

Risks Related to Intellectual Property

If we fail to adequately protect our intellectual property or technology (including any later developed or acquired intellectual property or technology), our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

While we currently have not developed any intellectual property or technology, we may develop, license, or acquire intellectual property in the future that is valuable or material to our business. Our success may depend, in part, on our ability to obtain and maintain protection of such intellectual property in the U.S. and other countries, if we choose to operate in jurisdictions outside of the U.S. We may leverage intellectual property laws to protect such intellectual property (including our brands) and to prevent others from developing and commercializing products or processes that violate our intellectual property rights. However, these means may afford only limited protection and may not prevent our competitors from duplicating our intellectual property, prevent our competitors from gaining access to our proprietary information or technology, or permit us to gain or maintain a competitive advantage. Moreover, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property in the U.S. or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property, and such unauthorized uses may be difficult to detect. It may be possible for unauthorized third parties to copy our technology (whether now or in the future developed, licensed, or acquired) and use information that we regard as proprietary to create technology, products, or services that compete with ours. Any of these scenarios may adversely affect the conduct of our business or our financial position.

We may depend on third-party licensors of technology to enforce and protect intellectual property rights that we may license, and such third parties may refuse to enforce and protect such intellectual property rights. Further, if we resort to legal proceedings to enforce our intellectual property rights (such as initiating infringement lawsuit against a third party), the results of such proceedings, regardless of merit, are uncertain and our success cannot be assured. Even if we were to prevail, the proceedings could be burdensome and expensive. Any litigation that may be necessary in the future could result in substantial costs and diversion of resources and could have a material adverse impact on our business, operating results and financial condition.

If we are unable to protect the confidentiality of our proprietary information or trade secrets, our business and competitive position may be harmed.

We may now or in the future rely upon unpatented trade secrets and know-how, whether belonging to us or our partners, to develop and maintain a competitive position. While we seek to protect such proprietary information, in part, through confidentiality and invention assignment agreements with our employees, collaborators, contractors, advisors, consultants and other third parties, we cannot guarantee that we have entered or will enter into such agreements with each party that has or may have had access to our trade secrets or proprietary information, or that these agreements will not be breached. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets, now or in the future, were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position could be materially and adversely harmed.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these measures, they may be breached or insufficient, and we may not have adequate remedies for any such breach or insufficiency.

We may now or in the future engage in business and technology collaborations with third-party partners that may result in the partner owning, or the parties jointly owning, certain intellectual property, which may be based on or derived from our or the partner’s proprietary information or existing intellectual property. If we do not have adequate rights to use such partner-owned proprietary information or intellectual property, we may be restricted from using it in our process, products, or services. If we and the partner jointly own any such intellectual property, the partner may have the ability to compete with our products and services, or we may be required to make royalty or similar payments to our partner for our use of such intellectual property.

We may be subject to claims challenging the inventorship or ownership of our future intellectual property, particularly those that may be developed or invented by our employees, consultants or contractors.

We may be subject to claims that employees, collaborators, or other third parties have an ownership interest in our future intellectual property, or that of our licensors, including as an inventor or co-inventor. We may be subject to ownership or inventorship disputes in the future arising, for example, from conflicting obligations of consultants, contractors, or others who are involved in developing our intellectual property. Although it is our policy to require our employees and contractors who may be involved in the conception or development of potential intellectual property to execute agreements assigning such intellectual property to us, as may be required in the future, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, or be required to pay royalties for access to such intellectual property rights (which may not be commercially reasonable). Other owners may also be able to license such rights to other third parties, including our competitors. Such an outcome could have a material adverse impact on our business and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets and our business may be adversely affected.

Our trademarks and trade names (whether registered or unregistered) may be challenged, infringed, circumvented, declared generic, or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, or dilution claims brought by owners of other trademarks. We may also be required to pursue litigation to defend and protect our trademarks, which could be costly, may not ultimately be successful, and could be a distraction to management.

Opposition or cancellation proceedings may in the future be filed against our trademark applications and registrations (including our U.S. trademark application for “Stardust Power”), and our trademarks or trademark applications may not survive such proceedings. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, and may be more limited in our ability to operate under or use such trademarks.

We may be sued by third parties for alleged infringement of their intellectual property rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.

We may become subject to claims that our conduct infringes upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, whether they are with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed intellectual property, or otherwise restrict or prohibit our use of the intellectual property. We cannot guarantee that we would be able to: obtain from the third party asserting the claim a license on commercially reasonable terms, if at all; develop alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology. An adverse determination could also prevent us from licensing our technology to others. Infringement claims asserted against us may have a material adverse impact on our business, results of operations, or financial condition.

Risks Related to Legal, Regulatory, Accounting and Tax Matters

Increased stakeholder focus on sustainability matters could adversely impact our business, reputation, and operating results.

In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investors, customers, employees, regulators, ratings agencies and lenders, related to their sustainability practices. If we do not adapt to or comply with stakeholder expectations and standards on sustainability matters as they continue to evolve, or if we are perceived to have not responded appropriately or quickly enough to growing concern for sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected. Additionally, our customers may be driven to purchase our products due to their own sustainability commitments, which may entail holding their suppliers - including us - to sustainability standards that go beyond compliance with laws and regulations and our ability to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may cause potential customers to not do business with us or otherwise hurt demand for our products. These and other sustainability concerns could subject us to reputational damage and adversely affect our business, prospects, financial condition and operating results.

Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims or the prevention of greenwashing more generally, including, but not limited to the use of “sustainable,” “eco-friendly,” “green,” “clean” or similar language in the marketing of products and services or the prevention of greenwashing more generally. Further, there has been increasing scrutiny on sustainability-related claims and frequency of allegations of “greenwashing” against companies making sustainability-related claims due to, among other things, allegations of incomplete, false or misleading disclosures, including with respect to the sustainable nature of their operations and products. Such greenwashing scrutiny and any related regulation may lead to increased compliance costs as well as heightened risk of litigation, reputational damage and enforcement risk.

We are and will be subject to environmental, health and safety laws and regulations in multiple jurisdictions, which may impose substantial compliance requirements and other obligations on our operations. Our operating costs could be significantly increased in order to comply with new or more stringent regulatory standards in the jurisdictions in which we operate.

Our business is governed by, and will be governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act (“OSHA”), the National Environmental Policy Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act and similar foreign, federal, state and local laws and regulations and permits issued under these laws by foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water, for protection of the environment and the release, remediation, of hazardous substances and public health and safety. Pursuant to these laws, we may be required to obtain various permits and approvals from certain federal, state and local regulatory agencies for our operations. If we violate or fail to comply with these laws, regulations or permits, we could be subject to administrative or civil fines or penalties or other sanctions by regulators and to lawsuits, civil or criminal, seeking enforcement, injunctive relief and/or other damages. If we fail to comply with applicable laws, regulations or permits, our permits or approvals may be terminated or not renewed and/or we could be held liable for damages, injunctive relief and/or monetary fines or penalties. Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or injury to persons resulting from the environmental, health, and safety impacts of prior and current operations. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. Such laws, regulations, enforcement or private claims may have a material adverse impact on our financial condition, results of operations or cash flows.

Additionally, federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and state equivalents, certain broad categories of persons, including an owner or operator of a property, may become liable for the costs of investigation and remediation, impacts to human health and for damages to natural resources. These laws impose strict and joint and several liability without regard to fault or degree of contribution or whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time it occurred. We also may be subject to related claims by private parties, including employees, contractors or the general public, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial costs or other damages associated with these obligations, which could adversely impact our business, financial condition and results of operations.

Environmental laws and regulations are complex and may change from time to time, as may related interpretations and guidance. These laws and regulation, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, either more stringent or more lenient, that could result in higher operating expenses, the obsolescence of our products, or lead to an interruption or suspension of our operations and have a material adverse impact on our business, financial condition and results of operations.

Compliance with health and safety laws and regulations can be complex, and noncompliance with these laws and regulations may result in potentially significant monetary damages and fines.

Our operations are and will be subject to a number of federal and state laws and regulations, including OSHA and comparable state statutes establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the U.S. Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and comparable state statutes, require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities, and citizens. Other OSHA standards regulate specific worker safety aspects of our operations. Substantial fines and penalties can be imposed, and orders or injunctions limiting or prohibiting certain operations may be issued, in connection with any failure to comply with these laws and regulations.

Climate change legislation, regulation and policies may result in increased operating costs and otherwise affect our business, our industry and the global economy.

Climate change will potentially have wide ranging impacts, including potential impacts to our operations. In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which includes pledges to voluntarily limit and reduce future emissions. Additionally, at the 28th Conference of the Parties, nearly 200 member countries, including the U.S., entered into an agreement to transition away from fossil fuels while accelerating action in this decade to achieve net zero by 2050. The agreement includes calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, as well as accelerating efforts towards the phase-down of unabated coal power and, phase out inefficient fossil fuel subsidies, among other measures. Most recently, at the 29th Conference of the Parties (“COP29”), 159 countries met and, among other things, agreed on rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued executive orders directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. At the same time, various state and local governments have also publicly committed to furthering the goals of the Paris Agreement and many of these initiatives are expected to continue. These, and other proposed regulations could increase our current and future production costs and the costs of our customers, which could decrease demand for our products.

Changing laws and regulations and global and domestic policy developments have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business’ financial condition. While we believe that many of these policies will be favorable for our lithium operations, there is no guarantee that such potential changes in laws, regulations, or policies will be favorable to our Company, to existing or future customers, or to large-scale economic, environmental, or geopolitical conditions.

The physical impacts of climate change, including adverse weather, may have a negative impact on our business and results of operations.

Climate change may potentially have wide-ranging physical impacts, including significant weather conditions, such as increased severity and frequency of droughts, storms, floods, wildfires and other climatic events. If such significant weather conditions were to occur, they could disrupt or delay our operations, damage our facilities, adversely affect or delay demand for our products or cause us to incur significant costs in preparing for, or responding to, the effects of climatic events themselves, which may not be fully insured. In addition, the physical effects of climate change may generally result in increased prices for and reduced availability of relevant insurance coverage on the market. Any one of these factors has the potential to have a material adverse impact on our business, financial condition, results of operations, and cash flow.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives, could reduce demand for our products, lead to a reduction in our revenues, and adversely impact our operating results and liquidity.

Near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The IRA contains a number of tax incentive provisions, some of which we intend to utilize. This legislation was adopted in August 2022, and forthcoming interagency guidance processes are still ongoing. We, and our customers and suppliers, have not yet seen the impact these IRA-related incentives may have on our business and operations and cannot guarantee that we will realize anticipated benefits of incentives under the IR Act. Furthermore, changes or amendments to clean energy tax credits might be more favorable to other technologies. In addition, the IR Act, the IRA and other recent legislation make available certain grants and other funding opportunities for alternative energy projects, some of which we intend to apply for and, if awarded, utilize. Additionally, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL, IR Act and the IRA, and announced efforts to remove government incentives for electric vehicles. This pause on disbursement is subject to ongoing legal challenges. The IR Act and the IRA may also be subject to efforts to amend or repeal, including through Congressional budget reconciliation. Any reduction, elimination, or discriminatory application of expiration of the government subsidies and economic incentives, or the failure to renew tax credit programs, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our products to our customers or the availability of supply, and could materially and adversely affect the growth of alternative energy technologies, including our products, as well as our future operating results and liquidity.

Existing, and future changes to, federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may adversely affect the market for environmental attributes generated by our operations.

The markets for environmental attributes are influenced by U.S. federal and state governmental regulations and policies. Our ability to generate revenue from sales of environmental attributes depends on our strict compliance with such federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions.

Compliance with data privacy regulations could require additional expenditures, and may have an adverse impact on the operating cashflows of the Company.

Our Chief Financial Officer is responsible for assessing, identifying and managing cyber security risks. He is supported by outside consulting services. The Chief Financial Officer, along with the third-party consultants, are informed of, and monitor, cybersecurity incidents. Employees of our Company receive training to minimize cybersecurity risks and attest to their understanding in the Code of Conduct which includes cybersecurity. The protocols are reviewed annually. Additional measures are taken, such as the use of two-factor authentication on our Company’s systems, and employed to further reduce threats. Despite the measures we take to assess, identify and manage cyber security risks, there can be no assurance that the various procedures and controls we use to mitigate these risks will be sufficient to prevent disruptions to our IT systems.

We identified material weaknesses in our internal control over financial reporting in prior year. If we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, (as amended, the “Sarbanes-Oxley Act”), the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. Internal controls must be evaluated continuously and be properly designed and executed by a sufficient level of properly trained staff to maintain adequate internal control over financial reporting. During the period from March 16, 2023 (inception) to December 31, 2023, management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environments), lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments.

Management implemented certain controls in fiscal year 2024 to the remediate the material weakness. Management believes that the new procedures and controls provide an appropriate remediation of the material weaknesses that have been identified and these will strengthen the Company’s internal controls over financial reporting. In the opinion of management, the revised control processes have been operating for a sufficient period of time and independently validated by management. We expect these systems and controls to involve significant expenditures and to may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our consolidated financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our consolidated financial statements, and adversely impact our stock price.

Risks Related to Ownership of Securities and Operating as a Public Company

Our shares of Common Stock are thinly traded, so stockholders may be unable to sell at or near ask prices or at all if they need to sell shares to raise money or otherwise desire to liquidate their shares.

Our Common Stock has from time to time been “thinly traded,” meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give stockholders any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

Upon our dissolution, our stockholders may not recoup all or any portion of their investment.

In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the proceeds and/or our assets remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of Common Stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up. In this event, our stockholders could lose some or all of their investment.

An active trading market for our Common Stock may never develop or be sustained, which may make it difficult to sell the shares of Common Stock you receive.

The price of our Common Stock may fluctuate significantly due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. An active trading market for our Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for stockholders to sell their shares of Common Stock at an attractive price (or at all). The market price of our Common Stock may decline below stockholders’ deemed purchase price, and they may not be able to sell their shares of Common Stock at or above that price (or at all). Additionally, if our Common Stock is delisted from Nasdaq for any reason and is quoted on the Over-the-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Common Stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Stockholders may be unable to sell Common Stock unless a market can be established or sustained.

We may not be able to regain compliance with the Nasdaq’s continued listing requirements and rules, the Nasdaq may delist our Common Stock and Public Warrants, which could negatively affect the Company, the price of our Common Stock and Public Warrants and our shareholders’ ability to sell our Common Stock and Public Warrants.

The Nasdaq has several listing requirements set forth in the Nasdaq Listing Rules. For example, Nasdaq Listing Rule 5450(a)(1) requires that our Common Stock trade at a minimum bid price of $1.00 per share (the “Minimum Price Rule”). Nasdaq Listing Rule 5450(b)(2)(C) requires that the Company maintain a minimum market value of publicly held shares of $15,000,000 (the “MVPHS Rule”).

On March 18, 2025, we received a notice (the “MVPHS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C), as the Company’s market value of publicly held shares closed below $15,000,000 for the previous 30 consecutive business days. On March 19, 2025, we received a subsequent notice (the “Minimum Bid Price Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock closed below $1.00 per share for the previous 30 consecutive business days. The MVPHS Notice and Minimum Bid Price Notice have no present impact on the listing of the Company’s securities on the Nasdaq Global Market.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until September 15, 2025, to regain compliance with the Minimum Price Rule. To regain compliance with the Minimum Price Rule, during the 180-day compliance period, the minimum bid price of the Company’s listed securities must close at $1.00 per share or more for a minimum of 10 consecutive business days.

To regain compliance with the MVPHS Rule, during the 180-day compliance period, the market value of publicly held shares must close at $15,000,000 or more for a minimum of 10 consecutive business days. If compliance is not achieved with both rules by September 15, 2025, Nasdaq will provide written notification to the Company that its securities are subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

The Company continues to monitor the bid price for the Common Stock and the market value of publicly held shares. If the Company’s listed securities do not trade at levels that are likely to regain compliance, the Company’s Board of Directors will consider the options available to achieve compliance.

We intend to regain compliance with the Nasdaq listing standards by pursuing measures that are in our best interest and the best interest of our shareholders. There is no assurance that our efforts will be successful, nor is there any assurance that we will regain compliance with either the Minimum Price Rule or the MVPHS Rule or remain in compliance with such section or other Nasdaq continued listing standards in the future. A delisting of our Common Stock or Public Warrants from the Nasdaq could negatively impact us by, among other things, reducing the liquidity and market price of our Common Stock or Public Warrants; reducing the number of investors willing to hold or acquire our Common Stock or Public Warrants, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

Delaware law and the Governing Documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Certificate of Incorporation and Bylaws s and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current stockholders or taking other corporate actions, including effecting changes in our management. Among other things, the Governing Documents include provisions regarding:

●	the ability of the Company’s Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
●	the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	the limitation of the liability of, and the indemnification of, the Company directors and officers;
●	the ability of the Board to amend the Bylaws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt;
●	the Certificate of Incorporation provides for a classified Board serving staggered, three-year terms, making it impossible for stockholders to replace the entire Board at one time, which will give stockholders less control over corporate and management policies of the Company, including with respect to potential mergers or acquisitions, payment of dividends, asset sales, amendment of the Governing Documents, and other significant corporate transactions of the Company;
●	advance notice procedures with which stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or extraordinary general meetings of stockholders and delay changes in the Board and may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;
●	providing that the Board is expressly authorized to make, alter or repeal the Bylaws;
●	the removal of the directors of the Board by its stockholders with or without cause;
●	the ability of the Board to fill a vacancy created by the expansion of the Board or the resignation, death, or removal of a director in certain circumstances;
●	the Certificate of Incorporation prohibits, subject to the rights of the holders of shares of preferred stock to act by written consent, any stockholders from taking any action by written consent; and
●	that certain provisions may be amended only by the affirmative vote of holders of at least two-thirds of the shares of the outstanding capital stock entitled to vote generally in the election of the Company directors.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us arising under the DGCL, our Governing Documents;
●	any action seeking to interpret, apply, enforce, or determine the validity of our Governing Documents;
●	any action as to which DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and
●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions, and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our Certificate of Incorporation, to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to B. Riley Principal Capital II, or the actual gross proceeds resulting from those sales.

On October 7, 2024, we entered into a Purchase Agreement with B. Riley Principal Capital II, pursuant to which B. Riley Principal Capital II has committed to purchase up to $50,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Common Stock that may be issued under the Purchase Agreement may be sold by us to B. Riley Principal Capital II at our discretion from time to time for a period of up to 36 months (unless the Purchase Agreement is earlier terminated) beginning on the date on which the registration statement registering the shares of Common Stock issued to B. Riley Principal Capital II for resale has been declared effective by the SEC and all other conditions to B. Riley Principal Capital II’s obligations to purchase the Common Stock set forth in the Purchase Agreement have been initially satisfied.

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

Because the per share purchase price that B. Riley Principal Capital II will pay for shares of Common Stock that we may elect to effect pursuant to the Purchase Agreement will fluctuate based on the market prices of our Common Stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement, it is not possible for us to predict, as of the date of this Annual Report and prior to any such sales, the number of shares of Common Stock that we will sell to B. Riley Principal Capital II under the Purchase Agreement, the purchase price per share that B. Riley Principal Capital II will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by B. Riley Principal Capital II under the Purchase Agreement.

Although the Purchase Agreement provides that we may sell up to an aggregate of $50,000,000 of our Common Stock to B. Riley Principal Capital II, only 6,500,000 shares of our Common Stock (of which 63,694 represent the commitment shares we issued to B. Riley Principal Capital II upon our execution of the Purchase Agreement on October 7, 2024) are being registered under the Securities Act for resale by B. Riley Principal Capital II pursuant to a Registration Statement on Form S-1. If it becomes necessary for us to issue and sell to B. Riley Principal Capital II under the Purchase Agreement more than the 6,436,306 shares being registered in order to receive aggregate gross proceeds equal to $50,000,000 under the Purchase Agreement, we must first (i) obtain stockholder approval to issue more than 9,569,701 shares of Common Stock, the number of shares representing 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement, in accordance with applicable Nasdaq rules (assuming such shares to not qualify for exclusion from such share limit because they were sold at a price exceeding the “minimum price” calculated in accordance with Nasdaq rules) and (ii) file with the SEC one or more additional registration statements to register under the Securities Act the resale by B. Riley Principal Capital II of any such additional shares of our Common Stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective, in each case before we may elect to sell any additional shares of our Common Stock to B. Riley Principal Capital II under the Purchase Agreement. The number of shares of Common Stock ultimately offered for resale by B. Riley Principal Capital II is dependent upon the number of shares of Common Stock, if any, we elect to sell to B. Riley Principal Capital II under the Purchase Agreement. Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Common Stock in addition to the 6,500,000 shares of Common Stock being registered for resale could cause additional substantial dilution to our stockholders. Our inability to access a portion or the full amount available under the Purchase Agreement, in the absence of any other financing sources, could have a material adverse impact on our business, financial condition and results of operations and cash flows.

General Risk Factors

Significant inflation could adversely affect our business and financial results.

Although historically our operations have not been materially affected by inflation and we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs, the rate of current inflation and resulting pressures on our costs and pricing could adversely impact our business and financial results. Inflation can adversely affect us by increasing our operating costs, including our materials, freight and labor costs. As interest rates rise to address inflation, such increases will also impact the base rates applicable in our credit arrangements and will result in borrowed funds becoming more expensive to us over time; similar financing pressures from inflation also can have a negative impact on customers’ willingness to purchase our technologies and services in the same volumes and at the same rates as previously anticipated. In a highly inflationary environment, we may be unable to raise the prices of our technologies and services at or above the rate of inflation, which could reduce our profit margin.

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause the Company to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Board’s attention and resources from the Company’s business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

The price of the Company’s securities may be volatile.

The price of the Company’s securities may fluctuate due to a variety of factors, including:

●	changes in the industry in which the Company operates;
●	the success of competitive services or technologies;
●	developments involving the Company’s competitors;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	general economic, industry and market conditions, such as the effects of recessions, interest rates, inflation, international currency fluctuations, political instability and acts of war or terrorism; and the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of Common Stock regardless of the operating performance of Stardust Power.

In addition, companies that have experienced volatility in the market price of their stock have frequently been the subject of securities class action and stockholder derivative litigation. We could be the target of such litigation in the future. Class action and derivative lawsuits, whether successful or not, could result in substantial costs, damage or settlement awards and a diversion of our management’s resources and attention from running our business, which could materially harm our reputation, financial condition and results of operations.

The Company does not intend to pay cash dividends for the foreseeable future.

The Company currently intends to retain its future earnings, if any, to finance the further development and expansion of its business and does not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as the Board deems relevant. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it.

The Company qualifies as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make the Common Stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plan to and do rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: (1) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements; (3) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements and proxy statements; and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find the Common Stock less attractive as a result, there may be a less active trading market for the Common Stock and the market price of the Common Stock may be more volatile.

A small number of stockholders continue to have substantial control over Stardust Power, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over the Company.

The directors and executive officers of the Company, and beneficial owners that own 5% or more of its voting securities and their respective affiliates, beneficially own, in the aggregate, approximately 75% of the Company’s outstanding Common Stock. Though the ownership percentage will be diluted if and to the extent the Company sells Common Stock, a small number of stockholders will still have a significant concentration of ownership and this may have a negative impact on the trading price for the Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that Change in Control would benefit the other stockholders.

Warrants may be exercised for Common Stock, which would increase the number of shares eligible for future resale in the public market and result in further dilution to our stockholders.

Outstanding warrants to purchase Common Stock may be exercised by the holders of those warrants. To the extent such warrants are exercised, additional shares of Common Stock will be issued, which will result in further dilution to the holders of shares of Common Stock and increase the number of shares of Common Stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of shares of Common Stock.

If the Company’s operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of the Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this annual report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be negatively impacted by macroeconomic uncertainty and the current conflicts in Ukraine and the Middle East. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of unfavorable or uncertain economic and market conditions, such as the current global economic uncertainty being experienced and the current inflationary environment in the United States. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of the Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research or reports about the Company’s business or publish negative reports, the market price of the Common Stock could decline.

The trading market for the Common Stock will be influenced by the research and reports that industry or securities analysts publish about us and our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of the Common Stock to decline. Moreover, if one or more of the analysts who cover us downgrade the Common Stock or if reporting results do not meet their expectations, the market price of the Common Stock could decline.

We may issue additional shares of the Common Stock (including upon the exercise of warrants), which would increase the number of shares of Common Stock eligible for future resale in the public market and result in dilution to the Company stockholders.

Outstanding warrants to purchase Common Stock may be exercised by the holders of those warrants. There is no guarantee that the warrants will ever be in the money prior to their expiration, and, as such, the warrants may expire worthless.

The issuance of additional shares of Common Stock as a result of any of the aforementioned transactions may result in dilution to the then-existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the Common Stock. We cannot predict the ultimate value of the warrants. Sales of substantial numbers of shares issued upon the exercise of the warrants in the public market or the potential that such warrants may be exercised could also adversely affect the market price of the Common Stock.

A sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our Common Stock in the public market, the market price of our Common Stock could decline significantly.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our Common Stock. However, future sales of substantial amounts of our Common Stock in the public market, including shares issued upon exercise of outstanding options or vesting and settlement of outstanding restricted stock units, or the perception that such sales may occur, could adversely affect the market price of our Common Stock.

We also expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

The Company may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Common Stock.

Pursuant to the Stardust Power 2024 Equity Plan, we may issue an aggregate of up to the number of shares equal to ten percent (10%) of Common Stock issued and outstanding at Closing, which amount will be subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, potential financings, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

●	existing equity shareholders’ proportionate ownership interest in the Company will decrease;
●	the rights of holders of Common Stock will be subordinated if preferred stock is issued with rights senior to those afforded Common Stock;
●	the Company’s “controlled company” status will be impacted; and
●	existing equity shareholders’ proportionate ownership interest in the Company will decrease.

The Company is a “controlled company” within the meaning of Nasdaq rules and, as a result, qualifies for exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are not exempt from such corporate governance requirements.

As at December 31, 2024, Roshan Pujari, had voting power over approximately 61% of the aggregate voting power of the issued and outstanding shares of Common Stock of the Company. As a result, the Company is considered a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq rules, a controlled company may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

●	a majority of the board consist of independent directors under Nasdaq rules;
●	the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to the Company as long as the Company remains a controlled company. The Company may utilize some or all of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

If the Company ceases to be a “controlled company” and its shares continue to be listed on the Nasdaq, it will be required to comply with these standards, subject to a permitted “phase-in” period. These and any other actions necessary to achieve compliance with such rules may increase the Company’s legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on the Company’s personnel, systems and resources.

The Company is a holding company and its only material assets are its interest in its subsidiaries, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes and pay dividends.

The Company is a holding company with no material assets other than the equity interests in our direct and indirect subsidiaries. As a result, we have no independent means of generating revenue or cash flow and our ability to pay taxes and pay dividends will depend on the financial results and cash flows of our subsidiaries and the distributions we receive from our subsidiaries. Deterioration in the financial condition, earnings or cash flow of our subsidiaries for any reason could limit or impair such subsidiaries’ ability to pay such distributions. Additionally, if we need funds and our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or our subsidiaries are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.

Dividends on Common Stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our Company’s business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, entities are generally prohibited under relevant law from making a distribution to a stockholder to the extent that, at the time of the distribution, after giving effect to the distribution, the liabilities of such entity (subject to certain exceptions) exceed the fair value of its assets. If our subsidiaries do not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired. Stardust Power and its subsidiaries would be restricted from making distributions or advances to us under its existing credit facilities or other financing arrangements.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY.

Through our IT consulting firm, we employ continuous monitoring mechanisms to detect and respond to cybersecurity threats promptly. Reports are generated as needed for management and the Board of Directors, providing insights into our cybersecurity posture, incidents, and remediation efforts. We conduct regular assessments and testing of our controls, especially those related to the protection of financial information. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seeks to limit our exposure to unnecessary risks across our operations and is overseen by the Audit Committee of the Board of Directors.

We maintain an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. This plan includes procedures to escalate, contain, investigate and remediate the incident, as well as to comply with any legal reporting requirements and communicate with affected stakeholders. Our employees receive regular training on cybersecurity best practices, emphasizing the protection of financial information. We foster a culture of cybersecurity awareness and responsibility throughout the organization.

The Board of Directors has delegated oversight of risks related to the Company’s information system controls and security to the Audit Committee of the Board of Directors. Our cybersecurity program is managed by the Chief Financial Officer (CFO), who has over 20 years of business experience as well as a general familiarity with cybersecurity matters and an understanding of the potential financial impacts, disclosure obligations, and enterprise risks to the Company as they relate to cybersecurity. The CFO updates the Audit Committee on cybersecurity matters. The Audit Committee updates the full Board of Directors with respect to cybersecurity matters.

Although we are not currently aware of any risks from cybersecurity threats that have materially affected us, we face risks from cybersecurity threats that could have a material adverse effect on us, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Greenwich, Connecticut.

We own a 66-acre site in Muskogee, Oklahoma where we plan to construct our lithium refinery.

We also lease office space in Oklahoma City, Oklahoma.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

Our Common Stock and Public Warrants have been traded on The Nasdaq Global Select Market under the symbols “SDST” and “SDSTW,” respectively, since July 8, 2024.

Holders of Record

As of March 25, 2025, there were approximately 57 holders of record of our Common Stock and 32 holders of record of our Public Warrants. Because many of our Public Warrants and shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Common Stock and Public Warrants represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

We issued shares of common stock related to exercises of unvested stock options, or early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid-in capital as our repurchase right lapses.

For the year ended December 31, 2024, we repurchased shares related to unvested early exercised stock options due to termination in the below amounts:

Month of:	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Program
October 2024	25,575	(1)	$0.0065	-	0
November 2024	230,112	(1)	$0.0065	-	0
Total	255,687		$0.0065	-	0

(1)	Represents shares of Common Stock repurchased in connection with the exercise of the Company’s repurchase right of options upon the termination of certain employees.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our consolidated financial statements for the year ended December 31, 2024, and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company”, “Stardust” or “Stardust Power” refer to Stardust Power Inc. and its consolidated subsidiaries at or after the consummation of the Business Combination. Terms otherwise not defined herein, have the meaning given to such terms in the Proxy Statement/Prospectus in the section titled “Certain Defined Terms” beginning on page iii thereof, and such definitions are incorporated herein by reference.

Cautionary Note Regarding Forward-Looking Statements

Certain of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors described or referenced in this Annual Report under the heading “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” in this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report.

Company Overview and History

On December 5, 2022, Stardust Power LLC was organized as a limited liability company in the State of Delaware. On March 16, 2023, Legacy Stardust Power was organized as a corporation in the State of Delaware with operations commencing on March 16, 2023. The ownership interests of Stardust Power LLC were subsequently transferred to Stardust Power Inc. On July 8, 2024, former Stardust Power Inc. was renamed Stardust Power Operating Inc.

Stardust Power is a U.S.-based development stage battery grade lithium manufacturer designed to foster clean energy independence for America. The Company is in the process of creating capacity to manufacture battery grade lithium products, primarily for the EV market, by developing a large-scale lithium refinery in the United States. Stardust Power seeks to become a sustainable, cost-effective supplier of battery grade lithium products, by its innovative approach in the development of a large central refinery optimized for multiple inputs of lithium brine inputs in Oklahoma.

Stardust Power intends to source lithium brine feedstock from various suppliers and may make investments upstream to secure additional feedstock. We seek to sell our products to EV manufacturers as our primary market, with potential applications in other areas such as battery manufacturers, the U.S. military, and OEMs.

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

Stardust Power believes that it is well poised to address these opportunities by emerging as a leading, fully integrated domestic lithium supplier, and contribute to restoring American energy independence, thereby bridging the gap in the domestic supply of battery grade lithium products.

Recent Developments

Purchase and Sale Agreement for Site

On January 10, 2024, Stardust Power entered into a purchase and sale agreement with the City of Muskogee to purchase the site in Southside Industrial Park, Muskogee, Oklahoma for a total of $1,662,030. On December 16, 2024, the agreement was finalized and the title to the land was transferred in the Company’s name.

Business Combination

On November 21, 2023, Legacy Stardust Power entered into the Business Combination Agreement GPAC II, First Merger Sub and Second Merger Sub.

On July 8, 2024, Legacy Stardust Power completed the Business Combination contemplated by the Business Combination Agreement. GPAC II deregistered as a Cayman Islands exempted company and domesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation (the effective time of such merger being the “First Effective Time”). Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc.

As per the Business Combination Agreement:

●	Each share of common stock of Legacy Stardust Power (“Legacy Stardust Power Common Stock”) issued and outstanding immediately prior to the First Effective Time converted into the right to receive the number of shares of combined company (“Newco”) common stock (“Newco Stock”) equal to the merger consideration divided by the number of shares of the Company fully diluted stock (“per share consideration”).
●	Each outstanding option to purchase Legacy Stardust Power Common Stock (each a “Legacy Stardust Power Option”), whether vested or unvested, automatically converted into an option to purchase a number of shares of Newco Stock equal to the number of shares of Newco Stock subject to such Stardust Power Option immediately prior to the First Effective Time multiplied by the per share consideration.
●	Each share of Legacy Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time converted into a number of shares of Newco Stock equal to the number of shares of Legacy Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the per share consideration (the “Exchanged Company Restricted Common Stock”).
●	All outstanding redeemable public warrants and private warrants of GPAC II representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Newco Stock.
●	All outstanding GPAC Class A (after redemptions) and Class B common shares were cancelled and converted into shares of the Newco Stock.
●	As consideration for certain Class A ordinary shareholders entering into NRAs agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 127,777 ordinary shares of Stardust Power at a price per share of approximately $10.00 per share at closing of the Business Combination.

●	Additionally, the Combined Company issued one million shares of Newco Stock to the Sponsor as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination. Fifty percent of the Sponsor Earnout Shares will vest when the volume-weighted average price (“VWAP”) of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period, or are otherwise forfeited. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested.
●	Additionally, the Combined Company will issue five million shares of Newco Stock to the holders of Legacy Stardust Power as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination, the volume-weighted average price of GPAC II common stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30-trading-day period or there is a change of control, or are otherwise forfeited.
●	Immediately prior to the closing of the Business Combination, the SAFE notes automatically converted into the 138,393 shares of Legacy Stardust Power Common Stock.
●	Immediately prior to the closing of the Business Combination, the convertible notes automatically converted into 55,889 shares of Legacy Stardust Power Common Stock.
●	Stardust Power issued 1,077,541 shares of Newco Common Stock in exchange for $10,075,002 of cash in accordance with the terms of the PIPE Subscription Agreement in connection with the Business Combination.

Common Stock Purchase Agreements

On October 7, 2024, the Company entered into the Purchase Agreement and the related Registration Rights Agreement with B. Riley Principal Capital II. Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The purchase price of the shares of common stock will be determined by reference to the VWAP of the Common Stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Upon executing the Purchase Agreement and Registration Rights Agreement, the Company also issued 63,694 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II as a consideration for this agreement. The Company issued 55,826 shares of Common Stock through December 31, 2024, aggregating to net proceeds of $260,927 under the Purchase Agreement.

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50. As of December 31, 2024, the Company received proceeds of $425,000 from one of the investors and has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the consolidated balance sheet as of December 31, 2024.

Subsequent to the year end, the Company consummated a public offering of an aggregate of (i) 4,792,000 shares of Common Stock and (ii) Common Stock purchase warrants to purchase up to 4,792,000 shares of Common Stock (the “Common Warrant Shares”). Each share of Common Stock was sold at a public offering price of $1.20 and associated Common Warrant to purchase one share of Common Warrant Share was sold with an exercise price of $1.30. The Company received aggregate gross proceeds of approximately $5.75 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of this offering primarily for general corporate purposes and other business matters, as well to satisfy certain debts. Further, on March 16, 2025, pursuant to the Inducement Letter, the investor agreed to exercise, for cash, the Common Warrants to purchase an aggregate of 4,792,000 shares of common stock at the exercise price of $0.62 per share in exchange for the Company’s agreement to issue to the investor a new common stock purchase warrant, to purchase up to 9,584,000 shares of common stock (the “Inducement Warrants,” and the shares issuable upon exercise of the Inducement Warrants, the “Inducement Warrant Shares”).

Engineering Agreement

On August 4, 2024, the Company entered into the Primero Agreement pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a FEL-3 report of the Company’s Facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments and is due for completion in the first half of 2025.

SAFE Note and Convertible Equity Agreement Transactions

On June 6, 2023, Legacy Stardust Power received $2,000,000 in cash from a single investor and funded a simple agreement for future equity on August 15, 2023 (the “August 2023 SAFE Note”). The funds were received from American Investor Group Direct LLC (“AIGD”), an unrelated third party, through its entity which is currently being managed under the purview of an investment management agreement between them and VCP (a related party) in consideration for which VCP is paid investment management fees. Additionally, the August 2023 SAFE note provides AIGD with certain rights of conversion upon an equity financing, or cash repayment or other form of repayment upon a change in control or dissolution. On November 18, 2023, Legacy Stardust Power amended the August 2023 SAFE note (the “amended August 2023 SAFE”), which introduced a discount rate of 20% to (a) the lowest price per share of preferred stock sold in the preferred stock purchase or (b) the listing price of the Combined Company Common Stock upon consummation of a SPAC transaction or IPO. On November 18, 2023, Legacy Stardust Power also entered into a second simple agreement for future equity with AIGD for an aggregate amount of $3,000,000 (the “November 2023 SAFE note”) under the same terms and conditions as the amended August 2023 SAFE note. On February 23, 2024, Legacy Stardust Power entered into a third SAFE note with an individual for an aggregate amount of $200,000 (the “February 2024 SAFE note”, and together with the August 2023 SAFE note and the November 2023 SAFE note, the “SAFE notes”). The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to $25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Board, and achievement of certain milestones, for up to 42 months following such conversion.

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

Legacy Stardust Power entered into a convertible equity agreement with AIGD on April 24, 2024, for $2,000,000 and additionally entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms. Immediately prior to the First Effective Time, the cash received pursuant to the convertible equity agreements automatically converted into 55,889 shares of Legacy Stardust Power Common Stock.

Unsecured Notes with Related Parties

In March 2023, Legacy Stardust Power issued unsecured notes to three related parties. These notes payable provided Legacy Stardust Power the ability to draw up to $1,000,000 in the aggregate in the following timing: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. As of December 31, 2024, the Company has repaid all the notes payable.

Investment in QX Resources and IRIS Metals Limited

In October 2023, Legacy Stardust Power purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IG Lithium LLC (the “Earn-in Venture”). Legacy Stardust Power is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. No formal off-take agreement has been executed as of December 31, 2024. Further, no material expenses have been incurred towards the feasibility studies during the year ended December 31, 2024. The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (IRIS Metals), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1.6 Million. This investment in the ordinary shares if IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at December 31, 2024. Further no material expenses have been incurred towards due diligence during the year ended December 31, 2024. The Company neither has a controlling financial interest nor does it exercise significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

Offtake and licensing agreements

On January 28, 2025, the Company entered into a non-binding letter agreement with Sumitomo, contemplating a long-term commercial offtake agreement, pursuant to which Sumitomo would agree to acquire 20,000 metric tons of lithium carbonate per year from the Company’s first line of production, with the potential to increase to 25,000 metric tons based on mutual agreement. The initial contract term would span 10 years starting from the date of the first qualification of the Company’s lithium carbonate for sale to any of Sumitomo’s customers, with an option for Sumitomo to renew for an additional five years under mutually agreed terms, provided written notice is given to the Company at least twelve months prior to the end of the initial term.

On February 7, 2025, the Company executed an exclusive license agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including the KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 500,000 shares of Common Stock (the “Royalty Shares”).

Short-term loans

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to Endurance as of the date of the issuance of the consolidated financial statements.

In December 2024, the Company entered into binding term sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to the Lenders as of the date of the issuance of the consolidated financial statements.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Prospectus and this Annual Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

We are a development stage company, and have purchased the site in Southside Industrial Park, Muskogee, Oklahoma. The critical issue analysis, phase I ESA, geotechnical study, and readiness assessment of the site in Southside Industrial Park, Muskogee, Oklahoma has been conducted, and we may be required to conduct other relevant studies.

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 metric tpa. The second phase is to add a second production line with up to 25,000 tpa, to create a total capacity of up to 50,000 tpa.

A technological innovation of Stardust Power’s planned refinery is the ability for the Facility to refine different sources of lithium brine inputs. The Facility is being designed to accept lithium brines, of a certain approved chemical composition. It is Stardust Power’s intention that the Facility will be able to dilute and pre-treat feedstock as necessary, to ensure that various lithium feedstock can be blended, in order to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by screening for a broader set of contaminants, in comparison to other lithium refineries.

Partnership Ecosystem

Our success will depend on whether we can execute and expand our ecosystem of commercial arrangements with additional suppliers of brine and executing agreements with them at favorable terms. The availability of brine for the purpose of extracting lithium is still in a nascent stage and we would require access to multiple sources as we start commercial production and grow our business. Our management team frequently evaluates current and future sources of supplies for reliability of supply and geographic locations for logistics and cost efficiency. We would also have to maintain technology arrangements with existing strategic affiliations on whose patented and proprietary processes we depend on, as well as forging new technology affiliations as exploration, extraction and purification processes evolve, to obtain raw materials required to manufacture high-quality lithium suitable for consumption by the EV industry, and other potential usages. These affiliations will enable us to refine and sell battery grade lithium at competitive prices, which in turn helps secure the growth and profitability of our business operations in the long term.

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

Our consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. We believe that the cash on hand and additional investments available through issuance of new Common Stock will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these consolidated financial statements. As a development stage company, Stardust Power needs to raise additional capital to realize its business objectives. Our long-term success and ability to continue as a going concern is dependent upon our ability to successfully raise additional capital or financing, or successfully enter into strategic partnerships. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities.

Limited Operating History

We have a limited operating history and there is limited historical financial information upon which to base an evaluation of our performance. Our business and financial condition must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation. As Legacy Stardust Power was incorporated on March 16, 2023, the period from March 16, 2023 (inception) to December 31, 2023, is not comparable to the year ended December 31, 2024.

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

Cost of Goods Sold

We have not sourced any raw material to date. We expect to source brine from lithium producing suppliers including the oil and gas industry as a by-product of their exploration and extraction processes. We are in the process of negotiating with multiple suppliers for brine feedstock, including producers from the oil and gas industry. The length, tenure and pricing of these contracts will depend largely on the type of supply and is expected to vary from supplier to supplier.

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services for organization setup and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in initially setting up our Facility, and subsequently in the growth of our business recruit more employees, and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and the Nasdaq Global Market.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes issued during the current year. During the year ended December 31, 2024, the Company issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC respectively. These notes carry an interest rate of 6% with maturity date of February 28, 2025, and July 1, 2025, respectively. The Company is in active discussion in negotiating the terms for repayment of the promissory note issued to IGX and is evaluating multiple options including a possible strategic investment.

Interest expense

Interest expense is comprised of interest payable on the Insurance Funding loans and short-term loans.

The Company entered into a financing agreement of $510,000 for the purchase of a D&O insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

The Company issued a Term Sheet to Endurance in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

The Company issued Term Sheets to several lenders, providing for loans in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

Interest expense also included interest on a Legacy Stardust Power financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as of December 31, 2024.

Finance charges

Finance charges are comprised of cost of issuance of short-term loans and the accretion impact related to the Common Stock to be issued to lenders per the Equity Kicker related to these loans. This also includes cost incurred to enter into the Purchase Agreement with B Riley Principal Capital II and the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement.

Change in fair value of investment in equity securities

Change in fair value of investment in equity securities relates to movements in fair value of investment in equity securities of strategic investments such as the investment in QXR and IRIS Metals, that need to be recorded in the consolidated statements of operations for each reporting period, based on readily available quoted prices for such investment.

Change in fair value of SAFE notes and convertible notes

Change in fair value of SAFE notes and convertible notes relates to movements in fair value of SAFE notes and convertible notes that have been classified as liability instruments in the consolidated financial statements, which need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes and convertible notes were converted into Common Stock.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to the Sponsor which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to movements in fair value of Public Warrants and Private Warrants which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on fair value at period end.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our consolidated statements of operations information for the period indicated:

	Year Ended	Period from March 16, 2023 (inception) through
	December 31, 2024	December 31, 2023	Changes
Revenue	$-	$-	$-

General and administrative expenses	$17,972,828	$2,675,698	$15,297,130
Operating Loss	$(17,972,828)	$(2,675,698)	$(15,297,130)
Other income (expenses)
SAFE note issuance costs	-	(466,302)	466,302
Other transaction costs	-	(450,113)	450,113
Interest income	10,838	-	10,838
Interest expense	(50,454)	(7,828)	(42,626)
Finance charge	(7,579,713)	-	(7,579,713)
Change in fair value of sponsor earnout shares	4,076,200	-	4,076,200
Change in fair value of warrant liability	(511,342)	-	(511,342)
Change in fair value of investment in equity securities	(322,134)	18,556	(340,690)
Change in fair value of convertible notes	(471,400)	-	(471,400)
Change in fair value of SAFE notes	(955,000)	(212,200)	(742,800)
Other income	21,970	-	21,970
Total other expenses	$(5,781,035)	$(1,117,887)	$(4,663,148)

Net Loss	$(23,753,863)	$(3,793,585)	$(19,960,278)

Legacy Stardust Power was incorporated on March 16, 2023, hence the period from March 16, 2023 (inception) to December 31, 2023, is not comparable to the year ended December 31, 2024.

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products, and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses are primarily attributable to fees for professional consulting fees, mainly comprising formation and organization structure, advisory marketing advisory services and other consulting, legal services and advisory services with respect to the Company’s organization, fees for strategic investments evaluation and employee related compensation expenses representing base salary, benefits and stock-based compensation expense. The details of these expenses are as follows:

	Year ended	Period from March 16, 2023 (inception) through
	December 31, 2024	December 31, 2023	Change
Professional and consulting fees	$4,455,225	$1,586,680	$2,868,545
Legal and book-keeping services	1,134,778	347,835	786,943
Personnel and related taxes	10,951,854	443,672	10,508,182
Insurance	355,932	12,473	343,459
Marketing and advertisement	91,319	119,363	(28,044)
Other	983,720	165,675	818,045
	$17,972,828	$2,675,698	$15,297,130

For the year ended December 31, 2024, general and administrative expenses increased compared to the period from March 16, 2023 (inception) through December 31, 2023, primarily due to higher employee related costs driven by an increase in stock based compensation expense and number of employees, increase in legal and professional services such as legal fees, professional and consulting fees including stock based compensation expense for consultants, accounting advisory, statutory auditor fees, technical consultants and business consulting and an increase in business development and other administrative expenses in line with growth in operations. The increase was partially offset by decrease in marketing and advertisement services with respect to the Company’s organization incurred in comparative period.

Other Income (Expenses)

SAFE note issuance costs

SAFE note issuance costs of $Nil for the year ended December 31, 2024, and $466,302 for the period from March 16, 2023 (inception) through December 31, 2023, respectively, primarily represent $435,000 of capital advisory services fees paid to related party for sourcing the SAFE note commitment from the investor and $31,302 of legal costs incurred towards setting up and executing the SAFE note agreements.

Other transaction costs

Other transaction costs of $Nil for the year ended December 31, 2024, and $450,113 for the period from March 16, 2023 (inception) through December 31, 2023, respectively, relate to costs that represent fees and expenses, primarily legal expenses associated with evaluation of potential other SPAC merger opportunities that the Company ultimately did not execute, including $100,000 of fees paid to a related party.

Interest income

Interest income of $10,838 for the year ended December 31, 2024, and $Nil for the period from March 16, 2023 (inception) through December 31, 2023, respectively, relate to interest earned on promissory notes issued during the current year ended December 31, 2024.

Interest expense

For the year ended December 31, 2024, interest expenses increased compared to the period from March 16, 2023 (inception) through December 31, 2023, primarily due to interest expense incurred on the financing agreement for the Company’s purchase of directors and officers and other insurance policies. Additionally, the Company entered into finance agreements for short-term loans with various lenders during the year ended December 31, 2024, resulting in an increase in interest expense of $42,626.

Finance charges

The increase in finance charges of $7,579,713 during the year ended December 31, 2024, compared to the period from March 16, 2023 (inception) through December 31, 2023, is due to cost of issuance of short-term loans and the accretion impact related to the common stock to be issued to lenders per the Equity Kicker related to these loans. This also includes cost incurred to enter into the common stock purchase agreement with B Riley Principal Capital II and the change in fair value of the Company’s make-whole provision related to the common stock purchase agreement. The Company did not have any similar financing arrangement in the prior comparative period.

Change in fair value of investment in equity securities

The decrease in the fair value of investment in equity securities of $322,134 during the year ended December 31, 2024, is due to change in the fair value of investment in QXR and IRIS Metals based on readily available quoted prices for such investment. The increase in the fair value of investment of $18,556 during the period from March 16, 2023 (inception) through December 31, 2023, is due to change in the fair value of investment in QXR.

Change in fair value of SAFE notes

The increase in fair value of SAFE notes of $955,000 and $212,200 during the year ended December 31, 2024, and the period from March 16, 2023 (inception) through December 31, 2023, respectively, is due to changes in estimates related to inputs used in the valuation of SAFE notes, which have been classified as liability instruments, based on third party valuations, prior to the conversion of the instruments into Common Stock. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such SAFE notes post business combination consummation.

Change in fair value of convertible notes

The increase in fair value of convertible notes of $471,400 during the year ended December 31, 2024, compared to the period from March 16, 2023 (inception) through December 31, 2023, is due to changes in estimates related to inputs used in the valuation of convertible notes, which have been classified as liability instruments, based on third party valuations. The convertible notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such convertible notes in the comparative period.

Change in fair value of sponsor earnout shares

The decrease in fair value of sponsor earnout shares by $4,076,200 for year ended December 31, 2024, compared to the period from March 16, 2023 (inception) through December 31, 2023, relates to movements in fair value of earnout shares issued to the Sponsor, at the closing of the Business Combination, which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end. The Company had not issued any such sponsor earnout shares in the comparative period.

Change in fair value of warrant liability

The increase in fair value of warrants of $511,342 for the year ended December 31, 2024, compared to the period from March 16, 2023 (inception) through December 31, 2023, relates to movements in fair value of Public and Private Warrants which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on fair value at period end. The Company had not issued any such warrants in the comparative period.

Other income

Other income of $21,970 for the year ended December 31, 2024, relates to insurance refund received.

Tax expenses

For the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023, the tax expense is $Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the consolidated balance sheets as at December 31, 2024 and December 31, 2023, primarily due to net operating loss carry forwards resulting from incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the year ended December 31, 2024, the Company incurred a net loss of $23,753,863 and for the period from March 16, 2023 (inception) through December 31, 2023, the Company incurred a net loss of $3,793,585. Since the Company is yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and executed supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of December 31, 2024, and December 31, 2023, we had an accumulated deficit of $52,618,948 and $3,793,585 respectively.

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

Our current and ongoing liquidity requirements will depend on many factors, including: our launch cadence, the timing and extent of spending to support additional development efforts, the introduction of new and enhanced offerings, the continuing market adoption of our offerings, the timing and extent of additional capital expenditures to invest in the development of our Facility. In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, business offerings and technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.

Sources of Liquidity and Going Concern

We have funded our operations with proceeds from sales of Legacy Stardust Power Common Stock, promissory notes, SAFE notes, debt financing, equity financing and convertible equity agreements. To continue as a going concern, we anticipate funding our near-term operations through the sale of equity securities, promissory notes, debt financing or from other capital sources. If adequate funds are not available, we may be required to curtail, delay, or eliminate some or all of our planned activities, or raise additional financing to continue to fund operations, and may not be able to continue as a going concern.

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity having no revenues, has incurred net loss since inception of $ 52,618,948 and has stockholders’ deficit of $19,385,784 as at December 31, 2024. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital.

As discussed above:

●	In October 2024, the Company entered into the Common Stock Purchase Agreement and the related Registration Rights Agreement with B. Riley Principal Capital II. Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement.

●	In December 2024, the Company issued Term Sheets with various lenders and received cash proceeds of $3,550,000.

●	In December 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000. The Company and each Investor have agreed to enter into a securities purchase agreement (the “Purchase Agreement”) for the Private Placement as soon as practicable.

●	Subsequent to the year end, the Company consummated a public offering and received aggregate gross proceeds from the Offering of approximately $5.75 million, before deducting placement agent fees and other offering expenses. Further, on March 16, 2025, pursuant to the Inducement Letter, the Company received aggregate gross proceeds of $3.0 million from exercise of warrants, before deducting fees and other expenses.

We believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Promissory notes

In March 2023, Legacy Stardust Power issued unsecured notes to three related parties. The notes payable provided the Company the ability to draw up to $1 million in aggregate in the following timing: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semi-annual Federal rate, as established by the Internal Revenue Service, which effectively was 3.71% for the period from March 2023, when the notes were drawn.

As of December 31, 2023, Legacy Stardust Power utilized the entirety of the available facilities, and $160,000 was payable by December 31, 2023, and $840,000 was payable by December 31, 2025. As of December 31, 2024, and December 31, 2023, the Company has repaid all of the notes payable.

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan has an annual percentage rate of 8.25% and is payable in 10 installments through September 21, 2024. As at December 31, 2024, the loan was fully repaid.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for eleven months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

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

The SAFE notes are classified as liabilities based on evaluating characteristics of the instruments and are presented at fair value as non-current liabilities in the Company’s consolidated balance sheet.

The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to 25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Stardust Power board of directors (the “Board”), and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and is valued as part of the liability value associated with the instrument as a whole. Additionally, the SAFE notes provided the investor certain rights upon an equity financing, change in control or dissolution as described in Note 6 of the consolidated financial statements of the Company. The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. As of December 31, 2023, the fair value of the SAFE notes was $5,212,200 and were classified as a non-current liability. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that were not SAFE notes and/or pari preferred equity.

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

Short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to Endurance as of the date of the issuance of the consolidated financial statements.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to the Lenders as of the date of the issuance of the consolidated financial statements.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023	Change
Net cash used in operating activities	$(9,719,714)	$(2,983,206)	$(6,736,508)
Net cash used in investing activities	(4,791,363)	(301,974)	(4,489,389)
Net cash provided by financing activities	14,151,827	4,557,004	9,594,823
Net change in cash	$(359,250)	$1,271,824	$(1,631,074)

Cash Flows Used in Operating Activities

For the year December 31, 2024, net cash used in operating activities was $9,719,714, consisting of a $23,753,863 net loss, adjusted for $15,515,723 non-cash charge for change in fair value of SAFE notes, convertible notes, investments, warrant liability, earnout shares, stock based compensation, finance charges and depreciation and a $1,481,574 net change in operating assets and liabilities, primarily driven by decrease of $1,433,575 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, and an increase of $47,999 in prepaid expenses.

For the period March 16, 2023 (inception) to December 31, 2023, net cash used in operating activities was $2,983,206, consisting of a $3,793,585 net loss, adjusted for $718,488 non-cash charge for change in fair value of SAFE notes, investments, charge for SAFE note issuance costs, stock based compensation, and depreciation and $91,891 net change in operating assets and liabilities, primarily driven by $518,388 in accounts payable and other current liabilities, due to related parties and other current liabilities which primarily represent the various costs that are expected to be incurred as we set up operations during this period partially offset by $426,497 prepaid expenses.

Cash Flows Used in Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $4,791,363, primarily representing $1,010,180 on account of capital project costs related to construction of the refinery, $1,623,946 for land purchase, $1,600,000 on investment in equity securities of IRIS Metals, $50,000 investments in other long-term assets, $492,000 used in the promissory notes issued and $15,237 used for the purchase of computer and equipment. For the period March 16, 2023 (inception) to December 31, 2023, net cash used in investing activities was $301,974, primarily representing $100,000 on account of capital project costs related to acquisition of land, $200,000 in investment of equity security in QXR, and $1,974 used for the purchase of computer and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $14,151,827 related primarily to proceeds from closing of the Business Combination including issuance of PIPE shares of $11,639,088, cash received from issuance of convertible notes of $2,100,000, proceeds from short-term loans from several investors of $2,060,000, proceeds from short-term loan from related parties of $2,000,000, exercise of warrants of $1,561,655, proceeds from PIPE of $425,000, proceeds from issuance of common stock of $260,927 and SAFE notes of $200,000, partially offset by deferred Business Combination transaction costs of $4,167,323, repayment of sponsor promissory notes of $1,562,834, and repayment of short-term loans of $324,415.

For the period March 16, 2023 (inception) to December 31, 2023, net cash provided by financing activities was $4,557,004, related primarily to $5,000,000 proceeds from SAFE notes issuance, $1,000,000 proceeds from issuance of notes payable to related parties, $72,967 proceeds from short-term loan and $14,850 proceeds from early exercise of stock option awards, partially offset by payment of SAFE notes issuance cost to related parties of $435,000, repayment of notes payable to related parties of $1,000,000 and payment of deferred transaction costs of $95,900. Additionally, during the period, we drew down and repaid our notes payable to related parties.

Operating and Capital Expenditure Requirements

The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue to finance operations over the next twelve months and is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next one year. Our intended capital requirements depend on many factors including the capital expenditures required to set up our Facility, and undertake all activities necessary to start commercial production, prices of capital equipment, and preliminary costs. In the future, it will depend on our expansion of acquiring new assets/sites to have access and potential ownership of raw material. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, over and above what we are intending to raise currently, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected and may not be able to continue our intended operations as a going concern.

Commitments and Contractual Obligations

We have entered into an engineering agreement with Primero USA, Inc. for $4,724,690 to provide a FEL-3 report. As at December 31, 2024, the total performance pending to be performed and billed by Primero is $1,855,911. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for additional details regarding other contractual obligations and commitments. While the Company has not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

Summary of Critical Accounting Estimates

We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates, we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. Legacy Stardust Power has deferred $1,005,109 of related costs incurred towards proposed public offering which are presented within current assets in the consolidated balance sheet as at December 31, 2023. During the year ended December 31, 2024, the Company deferred $6,496,114 of related costs incurred towards the public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital.

The Company has deferred $116,121 of costs incurred towards potential follow-on offerings which is presented within current assets in the consolidated balance sheet as at December 31, 2024. If the offering is terminated, the deferred offering costs will be expensed.

Income Taxes

Income taxes are recorded in accordance with Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Earnout Share Liability, SAFE Notes, and Convertible Notes

We account for the earnout share liability, SAFE notes, and convertible notes in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging,” whereby it is accounted for as a liability which requires initial and subsequent measurements at fair value. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes and convertible note will convert into certain preferred stock; (ii) a change in control where the SAFE note and convertible note holders will have an option to receive a portion of the cash and other assets equal to the purchase amount; (iii) a dissolution event where the SAFE notes and convertible note holders will be entitled to the purchase amount subject to liquidation priority and (iv) achievement of Combined Company Common Stock price targets, where the earnout share liability will convert into certain number of shares of Common Stock. The value of the instrument is likely to vary significantly based on the probability of each of the conversion scenarios that occurs, and management will reassess such probability at each reporting period. These probabilities will ultimately be factored into the valuation of the instrument and will require third party valuation experts to assist in the determination of this value. The changes in value of the instrument could impact the consolidated financial statements materially and therefore constitute a critical estimate.

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

Application of these approaches and methodologies involves the use of estimates, judgment and assumptions that are complex and subjective, such as those regarding our expected future revenue, expenses, operations and cash flows, discount rates, industry and economic outlook, and the probability of and timing associated with potential future events. Changes in any or all estimates and assumptions or the relationships between those assumptions impact our valuations as of each relevant valuation date and may have a material impact on the valuation of our Common Stock. Estimates of the fair value of the Common Stock are used in the measurement of stock-based compensation. Following the Business Combination, it is no longer necessary to determine the fair value of our business as the Stardust Power Common Stock is now publicly traded.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this Annual report for additional details regarding recent accounting pronouncements.

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

Related Party Transactions

Legacy Stardust Power entered into a service agreement with VCP, an affiliate of Roshen Pujari, on March 16, 2023, for services associated with setting up a lithium refinery. VCP provides formation and organization structure advisory, capital market advisory, marketing advisory services and other consulting and advisory services with respect to the Company’s organization. Under the service agreement and subsequent amendments, VCP can be compensated for advisory services up to a total of $1,050,000.

On March 16, 2023, Legacy Stardust Power entered into a consulting agreement with 7636 Holdings LLC, which was subsequently amended on April 1, 2023. The agreement primarily provides compensation for strategic, business, financial, operations and industry advisory services to the Company’s planned development of a lithium refinery operation.

For the period from March 16, 2023 (inception) to December 31, 2023, Legacy Stardust Power incurred total consulting expenses of $980,000 to VCP, $180,806 to 7636 Holdings LLC and $171,213 to VIKASA Capital LLC. Other expenses that were incurred on behalf of Legacy Stardust Power was $44,186, in aggregate, including $34,318 by VIKASA Capital LLC and $9,868 by VCP, respectively. As of December 31, 2023, no amounts were due to related parties of the Company.

During the period from March 16, 2023 (inception) through December 31, 2023, Legacy Stardust Power entered into notes payable agreements for $1,000,000 with related parties, including $750,000 with Energy Transition Investors LLC, $160,000 with VIKASA Clean Energy I LP and $90,000 with Roshan Pujari. VIKASA Capital LLC facilitated the initial funding of the notes obtained on behalf of the related parties. The same notes were repaid during the year ended December 31, 2023.

On September 18, 2024, the Company entered into a consulting agreement in the amount of $500,000 with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as the Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, as discussed above, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC and other lenders, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and the accrued interest. The Company is yet to issue the equity shares and warrants to DRE Chicago as of the date of the issuance of the consolidated financial statements.

As discussed above, in December 2024, the Company entered into a binding term sheet with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and the accrued interest. The Company is yet to issue the equity shares and warrants to Endurance as of the date of the issuance of the consolidated financial statements.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). At the closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Warrants. Each Private Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. At December 31, 2024 there were 5,566,667 Private Warrants outstanding. As at December 31, 2024, the fair value of Private Warrants amounted to $1,308,166. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Related Party Loans

At closing of the Business Combination, the Company acquired the liabilities for GPAC II including the sponsor working capital loan amounting to $4,127,189. As part of the closing of the Business Combination, the Sponsor forgave a portion of the loan amounting to $2,564,355. The Company repaid the balance of $1,562,834 on closing.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at December 31, 2024, the fair value of Sponsor Earnout Shares amounted to $532,700.

Recent Events

See Note 19 to our consolidated financial statements included elsewhere in this report for additional details regarding subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Human Capital Risk

The success of our business is dependent upon the skills, expertise, industry knowledge and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals, particularly those having specialized technical knowledge in the exploration, extraction, and purification of brine from varying sources to produce battery-grade lithium, and employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our Company. Attracting and retaining employees depends, among other things, on our Company’s culture, management, work environment, geographic locations and compensation. There are risks associated with the proper recruitment, development and rewards of our employees to ensure quality performance and retention. We offer competitive compensation and benefits to retain human capital, intend to offer educational opportunities to allow advancement, and promote balance in work life conditions by offering hybrid work- from-home options.

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

Market Risk Exposure

Interest Rate Risk

As of December 31, 2024, the Company did not have any significant risk for changes in interest rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm — PCAOB ID: 2983	F-1

Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023	F-2

Consolidated Statements of Operations for the year ended December 31, 2024 and for the period from March 16, 2023 (inception) to December 31, 2023	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2024 and for the period from March 16, 2023 (inception) to December 31, 2023	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period from March 16, 2023 (inception) to December 31, 2023	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stardust Power Inc. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Stardust Power Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended December 31, 2024 and for the period from March 16, 2023 (inception) through December 31, 2023 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the year ended December 31, 2024 and for the period from March 16, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses during the year, has an accumulated deficit and stockholders’ deficit. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KNAV CPA LLP

KNAV CPA LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia

March 27, 2025

PCAOB ID - 2983

Stardust Power Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of December 31,
	2024	2023

ASSETS
Current assets
Cash	$912,574	$1,271,824
Prepaid expenses and other current assets	606,331	426,497
Deferred transaction costs	116,121	1,005,109
Promissory notes	502,838	-
Total current assets	$2,137,864	$2,703,430
Property and equipment, net	1,755,947	1,968
Capital project costs	3,320,403	100,000
Investment in equity securities	1,496,422	218,556
Other long-term assets	312,501	-
Total assets	$9,023,137	$3,023,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,264,117	$1,256,792
Accrued liabilities and other current liabilities	4,722,687	208,107
Current portion of early exercised shares option liability	1,814	2,990
Short-term loans from related parties (Note-16)	5,875,000	-
Short-term loans	4,133,552	72,967
Total current liabilities	$24,997,170	$1,540,856
SAFE notes	-	5,212,200
Warrant liability	2,451,237	-
Advance from PIPE investor	425,000	-
Earnout liability	532,700	-
Early exercised shares option liability	2,814	5,660
Total liabilities	$28,408,921	$6,758,716

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 and Nil shares authorized, Nil shares issued and outstanding as at December 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value, 700,000,000 and 69,033,000 shares authorized, 47,736,279 and 41,499,772 shares issued and outstanding as at December 31, 2024 and December 31, 2023, respectively	4,603	4,023
Additional paid-in capital	33,228,561	54,800
Accumulated deficit	(52,618,948)	(3,793,585)
Total stockholders’ deficit	$(19,385,784)	$(3,734,762)

Total liabilities and stockholders’ deficit	$9,023,137	$3,023,954

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023
Revenue	$-	$-

General and administrative expenses	17,972,828 [1]	2,675,698 [1]
Operating Loss	(17,972,828)	(2,675,698)
Other income (expenses)
SAFE note issuance costs	- [2]	(466,302)[2]
Other transaction costs	- [3]	(450,113)[3]
Interest income	10,838	-
Interest expense	(50,454)[4]	(7,828)[4]
Finance charge	(7,579,713)[5]	-
Change in fair value of sponsor earnout shares	4,076,200	-
Change in fair value of warrant liability	(511,342)	-
Change in fair value of investment in equity securities	(322,134)	18,556
Change in fair value of convertible notes	(471,400)	-
Change in fair value of SAFE notes	(955,000)	(212,200)
Other income	21,970	-
Total other expenses	(5,781,035)	(1,117,887)

Net loss	$(23,753,863)	$(3,793,585)

Net loss per share
Basic	$(0.55)	$(0.09)
Diluted	$(0.55)	$(0.09)

Weighted average common shares outstanding
Basic	42,821,940	40,396,516
Diluted	42,821,940	40,396,516

(1)	Includes related party amounts of $143,057 and $797,019 for the year ended December 31, 2024, and from March 16, 2023 (inception) to December 31, 2023, respectively.
(2)	Includes related party amounts of $Nil and $435,000 for the year ended December 31, 2024, and from March 16, 2023 (inception) to December 31, 2023, respectively.
(3)	Includes related party amounts of $Nil and $100,000 for the year ended December 31, 2024, and from March 16, 2023 (inception) to December 31, 2023, respectively.
(4)	Includes related party amounts of $20,937 and $7,111 for the year ended December 31, 2024, and from March 16, 2023 (inception) to December 31, 2023, respectively.
(5)	Includes related party amounts of $3,875,000 and $Nil for the year ended December 31, 2024, and from March 16, 2023 (inception) to December 31, 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

For the period from March 16, 2023 (inception) through December 31, 2023
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at March 16, 2023 (inception)	-	$-	$-	$-	$-
Issuance of common stock	9,000,000	90	-	-	90
Retroactive application of recapitalization	32,420,154	4,052	(4,052)	-	-
Balance as at March 16, 2023 (inception)	41,420,154	4,142	(4,052)	-	90
Stock based compensation	-	-	58,536	-	58,536
Transfer from early exercised stock option liability on vesting	-	-	200	-	200
Issuance of common stock related to early exercised stock options	2,278,108	-	-	-	-
Repurchase of unvested early exercised common stock	(920,448)	-	-	-	-
Repurchase of common stock	(1,278,042)	(119)	116	-	(3)
Net loss	-	-	-	(3,793,585)	(3,793,585)
Balance as at December 31, 2023	41,499,772	4,023	54,800	(3,793,585)	(3,734,762)

For the year ended December 31, 2024
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Balance as at December 31, 2023	41,499,772	4,023	54,800	(3,793,585)	(3,734,762)
Net loss	-	-	-	(23,753,863)	(23,753,863)
Stock based compensation (Note 8)	-	-	9,750,511	-	9,750,511
Issuance of common stock	55,826	6	268,992	-	268,998
Synthetic at-the-market (“ATM”) commitment fee	63,694	6	499,994	-	500,000
Transfer from early exercised stock liability on vesting	-	30	2,325	-	2,355
Repurchase of unvested early exercise stock options	(255,686)	-	-	-	-
Shares issued upon exercise of common stock warrants	135,796	13	1,626,606	-	1,626,619
Shares issued upon conversion of SAFE notes	636,916	64	6,367,136	-	6,367,200
Shares issued upon conversion of convertible notes	257,216	26	2,571,374	-	2,571,400
Issuance of common stock upon the reverse capitalization including PIPE financing, net of transaction costs	5,342,745	435	(5,483,454)	-	(5,483,019)
Transaction costs	-	-	(7,501,223)	-	(7,501,223)
Merger Earnout shares (Note 3)	-	-	25,071,500	(25,071,500)	-
Balance as at December 31, 2024	47,736,279	4,603	33,228,561	(52,618,948)	(19,385,784)

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD, except number of shares)

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023
Cash flows from operating activities:
Net loss	$(23,753,863)	$(3,793,585)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	9,750,511	58,536
Finance charges	6,807,702	-
Synthetic ATM commitment fee	500,000	-
Loss from change in fair value of common stock make-whole obligation	272,011	-
Change in fair value of investment in equity securities	322,134	(18,556)
Change in fair value of SAFE notes	955,000	212,200
Change in fair value of warrant liability	511,342	-
Change in fair value of convertible notes	471,400	-
Change in fair value of sponsor earnout shares	(4,076,200)	-
Depreciation expense	1,823	6
SAFE notes issuance costs	-	466,302
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(47,999)	(426,497)
Accounts payable	(3,389,540)	310,281
Accrued liabilities and other current liabilities	1,955,965	208,107
Net cash used in operating activities	$(9,719,714)	$(2,983,206)
Cash flows from investing activities:
Capital project costs	(1,010,180)	-
Land acquisition costs	(1,623,946)	(100,000)
Investment in equity securities	(1,600,000)	(200,000)
Investment in other long-term assets	(50,000)	-
Purchase of property and equipment	(15,237)	(1,974)
Promissory notes issued	(492,000)	-
Net cash used in investing activities	$(4,791,363)	$(301,974)
Cash flows from financing activities:
Proceeds from stock issuance, net of repurchases	260,927	87
Payment of equity issuance costs	(32,601)	-
Proceeds from early exercise of stock option awards	-	14,850
Proceeds from investor for issuance of SAFE notes	200,000	5,000,000
Proceeds from issuance of notes payable to related parties	2,000,000	1,000,000
Repayment of notes payable to related parties	-	(1,000,000)
Proceeds from exercise of warrants	1,561,655	-
Proceeds from issuance of convertible notes	2,100,000	-
Deferred transaction costs paid	(4,167,323)	(95,900)
Payment of issuance costs for SAFE notes to related parties	-	(435,000)
Proceeds from short-term loan	2,060,000	80,800
Repayment of short-term loan	(324,415)	(7,833)
Proceeds from advance received from PIPE investor	425,000	-
Proceeds from of business combination and issuance of PIPE shares	11,639,088	-
Repayment of sponsor promissory notes	(1,562,834)	-
Repurchase of unvested shares	(7,670)	-
Net cash provided by financing activities	$14,151,827	$4,557,004

Net (decrease)/ increase in cash	$(359,250)	$1,271,824
Cash at the beginning of the period	1,271,824	-
Cash at the end of the period	$912,574	$1,271,824

Supplemental disclosure for cash flow information:
Interest paid	$16,055	$7,667
Taxes paid	3,173	-

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$3,354,121	$909,209
Unpaid amount for repurchase of unvested shares	-	6,003
Conversion of legacy SAFE notes	64	-
Conversion of legacy convertible notes	26	-
Sponsor earnout share liability	4,076,200	-
Issuance of common stock to Sponsor	400	-
Net liabilities assumed upon closing of business combination	14,638,215	-
Issuance of common stock to non-redeeming shareholders	13	-
Unpaid SAFE note issuance costs	-	31,302
Unpaid capital project costs	2,310,223	-
Unpaid land purchase costs	16,619	-
Commitment and other fees for synthetic ATM	500,000	-
Unpaid finance charge related to common stock issuance to lenders	567,031	-
Finance charge related to Equity Kicker	6,200,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company”, “Stardust Power”) formerly known as Global Partner Acquisition Corp II, a Delaware corporation, is an American developer of battery grade lithium products, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 metric tpa of battery grade lithium.

Business Combination

On November 21, 2023, Stardust Power Operating Inc. entered into a business combination agreement (the “Business Combination Agreement”) with Global Partner Acquisition Corp II (“GPAC II”), a Cayman Islands exempted company incorporated on November 3, 2020, Strike Merger Sub I, Inc. (“First Merger Sub”), a Delaware corporation and direct wholly owned subsidiary of GPAC II, and Strike Merger Sub II LLC (“Second Merger Sub”), a Delaware limited liability company and direct wholly owned subsidiary of GPAC II. On July 8, 2024, former Stardust Power Inc. was renamed Stardust Power Operating Inc.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The consolidated balance sheet as of December 31, 2023, included herein was derived from the audited consolidated financial statements of Legacy Stardust Power as of that date.

The consolidated financial statements include the accounts of Stardust Power Inc. and its wholly owned subsidiaries, Stardust Power LLC and Strike Merger Sub II, LLC. All material intercompany balances have been eliminated upon consolidation.

These consolidated financial statements are presented in U.S. dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, and fair valuation of stock-based compensation, common shares purchase agreement, warrants, simple agreement for future equity notes (each a “SAFE note”), convertible notes and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is a development stage entity having no revenues and has incurred a net loss of $23,753,863 for the year ended December 31, 2024. The Company has an accumulated deficit of $52,618,948 and stockholders’ deficit of $19,385,784 as of December 31, 2024. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

As of December 31, 2024, the Company has $912,574 of unrestricted cash. Upon completion of the Business Combination, the Company’s consolidated cash balance increased due to the PIPE investments of $10,075,002, and $1,564,086 of trust account proceeds, net of redemptions and related fees. The combined company is also required to make various payments including SPAC transaction costs incurred upon the close of the Business Combination (Refer to Note 3).

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of Common Stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at the option of the Company. During the year ended December 31, 2024, the Company issued 55,826 common stock aggregating to net proceeds of $260,927 (Refer to Note 6).

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with various lenders and received cash proceeds of $3,550,000 (Refer to Note 7).

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Company common stock, par value $0.0001 per share (“Common Stock”) at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 (the “Warrants”). As of December 31, 2024, the Company received proceeds of $425,000 from one of the investors and has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the consolidated balance sheet as of December 31, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the year end, the Company consummated a public offering (the “Offering”) of an aggregate of (i) 4,792,000 shares (the “Shares”) of common stock, par value $0.0001 per share (the “Common Stock”) and (ii) Common Stock purchase warrants (“Common Warrants”) to purchase up to 4,792,000 shares of Common Stock (the “Common Warrant Shares”). Each Share was sold at a public offering price of $1.20 and associated Common Warrant to purchase one (1) Common Warrant Share was sold with an exercise price of $1.30. The Company received aggregate gross proceeds from the Offering of approximately $5,750,400, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering primarily for general corporate purposes and other business matters, as well to satisfy certain debts. Further, on March 16, 2025, pursuant to the Inducement Letter, the investor agreed to exercise, for cash, the Common Warrants to purchase an aggregate of 4,792,000 shares of common stock at the exercise price of $0.62 per share in exchange for the Company’s agreement to issue to the investor a new common stock purchase warrant, to purchase up to 9,584,000 shares of common stock (the “Inducement Warrants,” and the shares issuable upon exercise of the Inducement Warrants, the “Inducement Warrant Shares”).

As of the date on which these consolidated financial statements were available to be issued, we believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies

Significant Risks and Uncertainties Including Business and Credit Concentrations

The Company is a newly incorporated company and has yet to construct its facility and commence production. As a result, the Company has a limited operating history upon which to evaluate the business and future prospects, which subjects it to a number of risks and uncertainties, including the ability to plan for and predict future growth. Since the Company’s founding, and acquisition of the land for the establishment of the facility, the Company has made significant progress towards site due diligence, engineering and techno-economic analysis for assessing suitability of the land and location. The refinery designs, brine extraction and transportation process of the facility, process configurations, and control system of the facility are representative of an industrial-scale battery-grade lithium production facility.

The Company expects that it will need to raise additional capital to support its development and commercialization activities. Significant risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company.

The Company’s cash balance is held at one financial institution. As such, as at December 31, 2024, cash held with the financial institution exceeded federally insured limits.

As at December 31, 2024, the company had a promissory note receivable of $502,838 from two borrowers representing 23.5 % of total current assets. These Notes carry an interest rate of 6% per annum. The borrower’s financial condition and repayment ability are monitored regularly to mitigate credit risk.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company has deferred $1,005,109 of related costs incurred towards the proposed public offering which are presented within current assets in the consolidated balance sheets as at December 31, 2023. During the year ended December 31, 2024, the Company deferred $6,496,114 of related costs incurred towards the public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital.

As disclosed in the “Going Concern” note above, subsequent to the year end, the Company consummated a public offering. The Company has deferred $116,121 of costs incurred towards potential follow-on offerings which is presented within current assets in the consolidated balance sheet as at December 31, 2024. If the offering is terminated, the deferred offering costs will be expensed.

Capital Project Costs and Property and Equipment, net

The Company had an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). The option was scheduled to end on the earlier of February 29, 2024, the date the property is purchased, or the termination of the agreement by either party. The agreement allowed for two three-month extensions, provided that the Company is performing due diligence and pursuing permits and approvals. Non-refundable option payments of $25,000 and $75,000 were made on June 8, 2023, and October 10, 2023, respectively. The Company capitalized these payments as capital project costs as at December 31, 2023, because these payments would be credited against the full purchase price of the land upon acquisition. On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an additional amount of $1,562,030. On May 2, 2024, and July 30, 2024, the Company paid the first and second non-refundable extension payment of $33,333 and $33,333, respectively. On December 16, 2024, title to the land was transferred in the Company’s name and the Company paid the remaining balance of $1,497,949, including transfer expenses of $2,585. The Company capitalized an additional $75,950 as land for costs incurred for obtaining permits and title. In addition to the above, the Company capitalized $3,320,403 towards capital project costs related to front-end loading and environmental studies done for setting up the refinery during the year ended December 31, 2024. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment loss. The Company depreciates computer and equipment using the straight-line method over the estimated economic useful lives of the asset, which are generally three to five years. Land is a non-depreciable asset and is stated at cost.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset. Fair value is estimated at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Measurement

ASC 820, “Fair Value Measurement”, defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three fair value hierarchies based upon the level of inputs that are significant to fair value measurement:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
●	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

The categorization of a financial instrument within the fair value hierarchy is based upon the lowest level of input that is significant to its fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgements and consider factors specific to the asset or liability.

The Company’s financial assets and liabilities are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts of certain financial assets and liabilities, including cash, other current assets, accounts payable and short-term loans approximate fair value because of the short maturity and liquidity of those instruments.

Income Taxes

The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company nets the deferred tax assets and deferred tax liabilities from temporary differences arising from a particular tax-paying component of the Company within the same tax jurisdiction and presents the net asset or liability as long term. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes that it has adequately reserved for uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company makes adjustment to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and results of operations.

The Company elects to record interest accrued and penalties related to unrecognized tax benefits in the consolidated statements of operations as a component of provision for income taxes.

Investments in Equity Securities

Investments in equity securities with readily determinable fair values are accounted in accordance with ASC 321, Investment in Equity Securities. These investments are recorded at cost and subsequently measured at fair value with changes in fair value recognized in the Company’s consolidated statements of operations.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAFE notes

SAFE notes represent instruments that provide a form of financing to the Company and possess characteristics of both a debt and equity instrument. The Company accounts for the SAFE note in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging”. For the SAFE notes outstanding as of December 31, 2023, the Company first assessed whether the instrument meets the definition of a liability under ASC 480. The SAFE note includes terms that would affect the conversion of the note into shares based on the next round of financing. Since the instrument neither represents, nor is it indexed to an obligation to repurchase its own shares, the instrument does not represent any conditional obligation to settle the fixed monetary amount of the debt in a variable number of shares, the instrument is not a liability under ASC 480. The Company then assessed whether the instrument represents either an equity, derivative or a liability instrument per the guidance under ASC 815-40 and noted that due to the contingent settlement essentially representing a repayment of a fixed monetary amount, it would neither represent an instrument indexed to its own equity nor would it meet the definition of a derivative. Therefore, the note would be accounted for as a liability which requires initial and subsequent measurements at fair value. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes will convert into preferred stock; (ii) a SPAC transaction or an initial public offering where the SAFE notes will convert into common stock (iii) a change in control where the SAFE notes holders will have an option to receive a portion of the cash and other assets equal to the purchase amount and (iv) dissolution event where the SAFE notes holders will be entitled to the purchase amount subject to liquidation priority. Issuance cost incurred during the period March 16, 2023 (inception) to December 31, 2023, were expensed as incurred and presented separately in the consolidated statements of operations.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). Management’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the consolidated statements of operations. Cost associated with issuing the warrants accounted for as liabilities are charged to consolidated statements of operations when warrants are issued.

Short-term loans

The Company accounts for short-term loans, as a single liability measured at amortized cost. The carrying value of the liability equals the proceeds received from the issuance of the loan agreements, accrued premium less debt issuance costs. See “Note 7 – Short-term loans” for additional information.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At the inception of a contract, the Company performs an assessment whether the contract is, or contains, a lease. The assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company the right to direct the use of the asset.

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

Operating and finance leases are recorded as right-of-use (ROU) assets and lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, the Company uses its incremental borrowing rate, which is based on its collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, the Company utilizes the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

The Company has elected the practical expedient to account for lease and non-lease components as a single lease component. The Company has also elected not to record right of use assets and associated lease liabilities on the consolidated balance sheet for leases that have a term, including any reasonably assured renewal terms, of 12 months or less at the lease commencement date. The lease payments are recognized for these short-term leases in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company has entered into a lease agreement with Tower Lake LLC, for office space. The Company has not recognized any ROU asset and lease liability pursuant to this lease as it is a short-term lease. The Company recorded rent expense of $31,242 and $24,425 for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023, respectively in the consolidated statements of operations.

General and Administrative Expenses

General and administrative expenses primarily include compensation for employees, consultants, and advisors, legal and professional service fees, utilities, travel and other general overhead costs to support the Company’s operations.

Advertising Costs

Advertising costs are expensed as incurred and are included in general and administrative expenses, in accordance with ASC 720-35, “Other Expenses – Advertising Cost”.

Other Transaction Costs

Other transaction costs consist of $Nil and $450,113 for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023, respectively, and relate to costs that represent fees and expenses associated with evaluation of potential other merger opportunities that the Company ultimately did not execute.

Organizational Costs

In accordance with ASC 720, “Other Expenses”, organizational costs, including accounting fees, legal and professional fees, and costs of incorporation, are expensed as incurred. The Company has incurred $75,136 of set-up costs expensed in the consolidated statement of operations for the period from March 16, 2023 (inception) through December 31, 2023, representing pre-incorporation expenses for legal and professional consulting services related to start-up activities.

Stock-Based Compensation

The Company accounts for stock options, restricted share awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), to employees, consultants and other advisors, and directors based on their estimated fair value on the date of grant. The fair value of the Company’s stock options is measured based on the grant-date fair value which is calculated using a Black-Scholes option pricing model. The Company evaluates the assumptions used to value option awards upon each grant of stock options. At the election of the grantees, the stock options granted by the Company are early exercisable at any time from the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares in the event of an employee’s termination prior to full vesting at lower of original exercise price or fair market value as on the date the Company delivers the Repurchase Notice. The consideration received for an early exercise of an unvested option is considered as deposit of the exercise price and the related amount is recorded as a liability. The liabilities are reclassified into common stock and additional paid-in capital as the awards vest. The shares are included in common stock on the consolidated statements of stockholders’ equity (deficit) as at December 31, 2024 and 2023, and are not included in the calculation of basic net loss per share attributable to common stockholders for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023. However, the early exercised shares are included in calculation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2024, and for the period ended December 31, 2023, to the extent they are not anti-dilutive.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of RSUs awarded is based on the closing price of the Company’s common stock, as reported on Nasdaq on the date of grant. The fair value and derived service period of PSUs with market-based conditions is estimated using the Monte Carlo valuation model. The Company evaluates the assumptions used to value PSU awards upon each grant of PSUs.

Stock-based compensation expense associated with service and market-based conditions for RSUs will be recognized over the longer of the expected achievement period for the service condition and market condition. Stock-based compensation expense associated with PSUs is recognized over the longer of the expected achievement period for the performance condition and the service condition The Company generally recognizes stock-based compensation expense for RSUs with only service condition on a straight-line basis over the vesting term and RSUs /PSUs with service and market-based conditions, respectively, on graded vesting method over the vesting term. The Company accounts for forfeitures as they occur.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date.

Recently adopted accounting pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years, beginning after December 15, 2024. Early application is permitted. The guidance is to be applied retrospectively to all prior periods presented in the consolidated financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024, with disclosures included in Note 15 – Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

With the exception of those listed below, the Company has reviewed the accounting pronouncements issued during the year ended December 31, 2024, and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is referred to as ASU 2024-03. ASU 2024-03 requires public entities to disclose detailed information about specific types of expenses included within the expense captions presented on the face of the income statement. While ASU 2024-03 does not alter the presentation of expense captions on the face of the income statement, it introduces requirements for disaggregating certain expense captions into specified categories within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements and accompanying footnotes.

In December 2023, FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – REVERSE RECAPITALIZATION

As mentioned above in Note 1, the Business Combination was closed on July 8, 2024, and has been accounted for a reverse recapitalization because Legacy Stardust Power has been determined to be the accounting acquirer pursuant to ASC 805, “Accounting for Business Combinations”, based on the evaluation of the following facts and circumstances:

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

The Merger Earnout Share arrangement contains two exercise contingencies – the daily volume weighted average stock price and a change of control neither of which is based on an observable market or an observable index other than one based on the Company’s stock. Further, with respect to settlement provisions, we noted that no provisions impact the fixed number of shares to be issued upon settlement, except for adjustments for standard anti-dilutive provisions. Furthermore, the equity classification conditions in ASC 815-40-25 are also met. Therefore, in accordance with ASC 815-40, the Earnout Shares are indexed to the Common Stock and are accordingly classified as equity. As the merger is accounted for as a reverse recapitalization, the fair value of the Earnout Share arrangement as of the merger date, amounting to $25,071,500 has been accounted for as an equity transaction (as a deemed dividend) as of the closing date of the merger.

The Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

Market price of public stock	$9.74
Expected term (years)	8 years
Volatility	60.00%
Risk-free interest rate	4.25%
Dividend rate	0.00%

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of Common Stock issued and outstanding immediately following the consummation of the Business Combination were:

Stardust Power rollover equity (1)(2)	42,393,905
GPAC II public shareholders (3)(4)	137,427
Sponsor (5)(6)	4,000,000
PIPE (7)	1,077,541
Non-redemption shares (8)	127,777
Total Shares issued and Outstanding	47,736,650

(1)	Includes eight shareholders, whose shares are not subject to lock-up or transfer restrictions.
(2)	Includes (i) 894,132 shares of Combined Company Common Stock issued in exchange for shares of Legacy Stardust Power Common Stock with the conversion of the SAFE notes and convertible equity agreements and (ii) 41,499,772 shares of Combined Company Common Stock issued in accordance with the Business Combination Agreement underlying the Exchanged Company Restricted Common Stock.
(3)	Excludes 4,999,929 Public Warrants that converted automatically into a whole warrant exercisable for one share of Common Stock.
(4)	Reflects the reclassification of $1,564,086 of cash held in trust account, after reversal of redemptions of 2,877 shares at $11.38 per share, post June 30, 2024, resulting in a net increase of $1,564,086, net of redemptions, in cash.
(5)	Excludes 5,566,667 Private Placements Warrants that converted automatically into a whole warrant exercisable for one share of Common Stock.
(6)	Includes 1,000,000 Sponsor Earnout Shares (as defined in the Business Combination Agreement). While the Earnout Shares are legally issued, they are subject to forfeiture based on vesting conditions not being met. (See Note 17).
(7)	Reflects the receipt of $10,075,002 of PIPE proceeds resulting in issuance of 1,077,541 shares with the corresponding impact of $108 in Combined Company Common Stock and the balance impact being booked to additional paid-in capital.
(8)	Includes 127,777 shares of Combined Company Common Stock issued to GPAC II shareholders entering into NRAs.

Upon the closing of the Business Combination and the PIPE financing, the Company received net cash proceeds of $9,154,761. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders’ deficit for the year ended December 31, 2024:

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to Global Partner Sponsor II, LLC (the “Sponsor”). These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, we determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares will be classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout shares will be reflected in the consolidated statements of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at December 31, 2024, the fair value of Sponsor Earnout Shares amounted to $532,700.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

December 31, 2024
Market price of public stock	$3.58
Expected term (years)	7.52 years
Volatility	65.00%
Risk-free interest rate	4.50%
Dividend rate	0.00%

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as at the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. The Company monitors the arrangements that are subject to guarantees in order to identify if the obligor who is responsible for making the payments fails to do so. If the Company determines it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees. The methodology used to estimate potential loss related to guarantees considers the guarantee amount and a variety of factors, which include, depending on the counterparty, the latest financial position of the counterparty, actual defaults, historical defaults, and other economic conditions. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2024, Legacy Stardust Power and IGX, entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The contemplated transaction is subject to the entering into of a definitive agreement, due diligence by the Company, and other factors. In connection with the entering into the non-binding IGX LOI, the Company has paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right. Further, Stardust Power has agreed to binding provisions relating to (i) a right of first refusal in favor of Stardust Power and (ii) the delivery of a form promissory note in favor of IGX.

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The IGX Note carries an interest rate of 6% with a maturity date of February 28, 2025. The IGX Note is secured by a letter of intent for possible acquisition, including through a potential joint venture, of IGX’s mining claims. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. If the Company acquires an interest in any of the IGX Claims, the balance of the promissory note shall be credited as part of the Company’s investment and IGX shall not be required to repay the note. The promissory note including interest amounting to $179,877 is outstanding as on December 31, 2024, and presented as Promissory notes issued under current assets on the consolidated balance sheet. The Company is in active discussion in negotiating the terms for repayment and is evaluating multiple options including a possible strategic investment.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until June 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprising of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. The Second Payment of $50,000 is presented as Other long-term assets on the consolidated balance sheet as on December 31, 2024.

On October 10, 2023, Legacy Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited, an Australian limited liability company (“QXR”), to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in QXR’s Liberty Lithium Brine Project (the “Project”). QXR is earning into 75% of the Project situated in Inyo County, California, by way of an earn-in agreement with IG Lithium LLC (“IGL”) and QXR intends to use either evaporation or direct extraction technology to produce a concentrated lithium product or other lithium products. On August 16, 2024, the Company entered into a promissory note arrangement with IGL (the “IGL Note”) for $316,000 to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of IGL. The promissory note including interest amounting to $322,961 is outstanding as on December 31, 2024, and presented as Promissory notes issued under current assets on the consolidated balance sheet.

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Muskogee Lithium facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4,724,690 in the aggregate, subject to customary potential adjustments. As at December 31, 2024, the total performance pending to be performed and billed by Primero is $1,855,911.

Legal proceedings

We are also subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of our business. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future financial position, results of operations, or cash flows, or all in a particular period.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets	December 31, 2024	December 31, 2023
Prepaid expenses	$358,331	$424,124
Deposit	246,235	-
Other current assets	1,765	2,373
Total	$606,331	$426,497

Property and equipment, net	December 31, 2024	December 31, 2023
Land	$1,740,565	$-
Computer and equipment	17,211	1,974
Property and equipment, gross	1,757,776	1,974
Accumulated depreciation	(1,829)	(6)
Total	$1,755,947	$1,968

Depreciation expense was $1,823 and $6 for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023, respectively.

Other long-term assets	December 31, 2024	December 31, 2023
Non-current portion of prepaid expense	$262,501	$-
Long-term deposit	50,000	-
Total	$312,501	$-

Accounts payable	December 31, 2024	December 31, 2023
Vendors	$10,259,060	$1,256,792
Due to employees	5,057	-
Total	$10,264,117	$1,256,792

Accrued liabilities and other current liabilities	December 31, 2024	December 31, 2023
Accrued expenses	$1,787,985	$151,284
Capital market advisory fees	1,500,000	-
Personnel related liabilities	1,400,141	56,823
Accrued interest	34,561	-
Total	$4,722,687	$208,107

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMON STOCK

On July 8, 2024, the Common Stock and warrants began trading on Nasdaq under the ticker symbols “SDST” and “SDSTW”, respectively.

Each share of Common Stock is entitled to one vote. The holders of Common Stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors (the “Board”), subject to prior rights of the convertible preferred stockholders. Shares of Common Stock issued and outstanding on the consolidated balance sheet and consolidated statement of stockholders’ deficit includes shares related to restricted stock that are subject to repurchase.

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At December 31, 2024, the Company had 47,736,279 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of December 31, 2024, is approximately 618,626 shares of Common Stock related to restricted stock units that vested in 2024 but have not yet been settled and issued. As of December 31, 2023, the Company had 41,499,772 shares of common stock, par value $0.0001, issued and outstanding.

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital II, LLC. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, LLC up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable NASDAQ rules, the Company may not issue to B. Riley Principal Capital II, LLC under the Purchase Agreement more than 9,569,701 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the VWAP of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Additionally, B. Riley Principal Capital II, LLC cannot acquire shares that would result in its beneficial ownership exceeding 4.99% of Stardust Power’s outstanding shares. The Exchange Cap does not apply if the average share price exceeds $7.7020 per share but will remain in place if this threshold is not met and stockholder approval is not obtained. The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024.

Upon executing the Purchase Agreement and Registration Rights Agreement, the Company also issued 63,694 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II, LLC as a consideration for this agreement. These shares, valued at $7.85 each (based on Nasdaq’s closing price on October 4, 2024), represent 1.0% of B. Riley Principal Capital II, LLC’s $50 million purchase commitment under the agreement. The cost of this on the effective date of the purchase agreement was $500,000 and is a component of finance charges in the accompanying consolidated statements of operations. Regarding the aforementioned commitment shares, the Purchase agreement specifies the following:

a)	If B. Riley Principal Capital II, LLC’s resale of the Commitment Shares yields less than $500,000 by specified dates, the Company may need to pay up to $500,000 in cash (“make-whole” payment)
b)	No cash payment will be made if B. Riley Principal Capital II, LLC’s net proceeds from reselling the shares meet or exceed $500,000.
c)	If B. Riley Principal Capital II, LLC’s resale proceeds exceed $500,000, it will pay the Company 50% of the amount above $500,000.

Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares is less than $500,000 then, upon notice by B. Riley Principal Capital II, LLC, the Company must pay the difference between $500,000, and the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares. On December 31, 2024, the fair market value of the Commitment Shares was $227,989. Therefore, the Company’s make-whole obligation was $272,011, and this amount was recorded in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as at December 31, 2024. The change in the fair value of the make-whole obligation is recorded as a component of finance charges in the accompanying consolidated statements of operations for the year ended December 31, 2024.

The Company agreed to reimburse B. Riley Principal Capital II, LLC an amount of $75,000 for legal fees related to the Purchase and Registration Rights Agreements, with $25,000 paid upfront and $50,000 withheld by B. Riley Principal Capital II, LLC from 50% of the purchase price of shares acquired in initial and subsequent purchases under the agreement until the full amount is covered. If the $50,000 is not fully withheld by December 31, 2024, or upon agreement termination, the Company must pay the remaining balance in cash. Additionally, the Company will reimburse up to $5,000 per fiscal quarter for B. Riley Principal Capital II, LLC’s legal fees related to due diligence and related matters.

The Company issued 55,826 shares of Common Stock through December 31, 2024, aggregating to net proceeds of $260,927 under the Common Stock Purchase Agreement.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOAN

Insurance funding borrowing

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. The carrying amount of $258,552 is included as Short-term Loan Liability on the accompanying consolidated balance sheet as on December 31, 2024. The Company recognized interest expense of $14,876 on the accompanying consolidated statement of operations for the year ended December 31, 2024.

On November 19, 2023, the Company entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. The debt is payable in monthly installments of $8,389 per month for 10 months. Payments include a stated interest rate of 8.25% and are secured against lien on the insurance policy. The carrying amount of $Nil and $72,967 is included as short-term loan liability on the accompanying consolidated balance sheet as on December 31, 2024, and December 31, 2023, respectively. The Company recognized interest expense of $2,369 and $717 on the accompanying consolidated statements of operations for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023.

Other short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,750,000, which will be settled in cash along with a premium of $3,500,000 in the form of variable number of shares. The Equity Kicker $3,500,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $3,500,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to Endurance as of the date of the issuance of the consolidated financial statements.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,800,000, which will be settled in cash along with a premium of $2,700,000 in the form of variable number of shares. The Equity Kicker $2,700,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $2,700,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. Subsequent to year end, the Company has fully repaid the principal amount and accrued interest. The Company is yet to issue the equity shares and warrants to the Lenders as of the date of the issuance of the consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense of $33,208 towards other short-term loans on the accompanying consolidated statements of operations for the year ended December 31, 2024.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	December 31, 2024	December 31, 2023
Insurance funding loan	$258,552	$72,967
Short-term loans from related parties (See Note 16)	5,875,000	-
Other short-term loans	3,875,000	-
Total	$10,008,552	$72,967

NOTE 8 – STOCK BASED COMPENSATION

As the Business Combination has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of Legacy Stardust Power, Inc. consolidated financial statements. Legacy Stardust Power’s. equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, GPAC II. As a result, the number of shares was also retrospectively adjusted for periods ended prior to the Business Combination.

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 2,531,232 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 1,191,980 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the periods from March 16, 2023 (inception) through December 31, 2023, and year ended December 31, 2024, the stock-based compensation expense impact is insignificant. As at December 31, 2024, 62,706 outstanding shares had not vested and the weighted average remaining contractual period of the unvested restricted stock is 0.25 years. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at December 31, 2024 and December 31, 2023.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity for the year ended December 31, 2024, and balances as at the end of December 31, 2024, were as follows:

	Common Stock
	Number of shares outstanding	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)
Unvested as of December 31, 2023	313,528	$0.000002
Granted	-	-
Vested	(250,822)	0.000002
Forfeited or cancelled	-	-
Unvested as of December 31, 2024	62,706	$0.000002	0.25

2023 Equity Incentive Plan

At March 16, 2023, the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 2,301,120 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 1,150,560 shares of Common Stock. During the period from March 16, 2023 (inception) through December 31, 2023, there were no grants under the 2023 Equity Incentive Plan.

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

All the options under the 2023 Equity Incentive Plan were early-exercised by grantees. Accordingly, the Company received a total amount of $14,850 towards the early exercise of these options during the period from March 16, 2023 (inception) through December 31, 2023, and recorded a liability against the early exercise of these options.

On December 14, 2023, the Company repurchased 920,448 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065. The Company repaid a total amount of $6,000 for the repurchase of these early exercised shares from the employee in January 2024. The amount was charged against the ‘Early exercised shares option liability’.

During the year ended December 31, 2024, the Company repurchased 25,575 unvested shares that were granted to a consultant and 230,112 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065.

The early exercised shares liability amounting to $4,628 and $8,650 is outstanding as at December 31, 2024, and December 31, 2023, respectively, and is presented under ‘Early exercised shares option liability’ on the consolidated balance sheet.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2024, and balances as at the end of December 31, 2024 were as follows:

	Stock Options
	Number of options	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2023	1,326,982	$0.57	3.49	$7,998,367
Granted	-	-
Vested	(361,303)	0.57
Forfeited	(255,687)	0.60
Unvested as of December 31, 2024	709,992	$0.56	2.58	$2,537,156

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $177,942 and $58,536 for the year ended December 31, 2024, and the period from March 16, 2023 (inception) through December 31, 2023, respectively.

As at December 31, 2024, total unvested compensation cost for stock options granted to employees not yet recognized was $386,927. The Company expects to recognize this compensation over a weighted average period of approximately 2.58 years.

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

The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method which represents the average of the contractual term of the option and the weighted average vesting period of the option. The Company considers this appropriate as there is not sufficient historical information available to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During April and June 2024, Legacy Stardust Power granted 2,024,985 restricted stock units (“2023 Plan RSUs”) to employees under the 2023 Equity Incentive Plan. These 2023 Plan RSUs are subject to a service-based vesting requirement, and a liquidity plus service-based vesting requirement, which is defined as completion of a go public transaction or change in control. In order for any shares to vest, both the service-based vesting requirement and the liquidity plus service-based vesting requirement must be satisfied with respect to such shares. The liquidity conditions were met on July 8, 2024, upon consummation of the Business Combination, and therefore compensation expenses related to these awards began to be recognized in the year ended December 31, 2024, using a graded vesting method over the requisite service period.

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

RSU activity for the year ended December 31, 2024, and balances as at the end of December 31, 2024, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	$-
Granted	2,024,985	8.80
Vested	(502,411)	8.67
Forfeited	(517,752)	9.17
Unvested as at December 31, 2024	1,004,822	$8.67

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $6,789,594 and $Nil for the year ended December 31, 2024, and the period from March 16, 2023 (inception) through December 31, 2023, respectively.

The total fair value of RSU’s vested during the year ended December 31, 2024, was $4,356,440. As at December 31, 2024, total unvested compensation cost for RSUs granted to employees not yet recognized was $5,314,982. The Company expects to recognize this compensation over a weighted average period of approximately 2.47 years.

In October 2024, one of the employees transitioned to a consultant role, under a Consulting Agreement. A Service Provider Letter dated November 27, 2024, confirmed his continued status under the Equity Incentive Plan. On December 31, 2024, his consulting agreement was terminated. Following the termination on December 31, 2024, as part of his severance benefits, 172,584 RSUs that were scheduled to vest on March 15, 2025, which otherwise would have been forfeited upon separation, were accelerated with vesting as on December 31, 2024.

The Company determined that the acceleration of the unvested units constituted a Type III modification in accordance with ASC 718, since the expectation of the award vesting changed from improbable to probable, which resulted in a new measurement of compensation cost. For the year ended December 31, 2024, the acceleration resulted in the recognition of $617,851 of stock-based compensation expense using the reassessed fair value on the modification date and a reversal of $1,190,220 in stock-based compensation expense for previously recognized expense using the original grant date fair value.

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

During the year ended December 31, 2024, the Company granted (a) 1,524,296 RSUs to independent directors, officers, employees and consultants which are subject to a service based vesting requirement, (b) 74,000 RSUs fully vested as of the date of grant to consultants and (c) 506,596 PSUs to employees with a service and market condition. These PSUs cliff vest at the end of a three-year term subject to share price based market condition (i.e., the volume weighted average price of the Common Stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30 trading day period or there is a change of control, or the PSUs are otherwise forfeited). The compensation expense for these RSUs and PSUs were recognized on a straight-line basis over the term of the award.

The fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Select Market on the date of grant.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU activity for the year ended December 31, 2024, and balances as at the end of December 31, 2024, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	$-
Granted	1,598,296	11.52
Vested	(116,215)	11.62
Forfeited	-	-
Unvested as at December 31, 2024	1,482,081	$11.51

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $2,450,003 and $Nil for the year ended December 31, 2024, and the period from March 16, 2023 (inception) through December 31, 2023, respectively.

The total fair value of RSU’s vested during the year ended December 31, 2024, was $1,350,418. As at December 31, 2024, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was 6,323,682. The Company expects to recognize this compensation over a weighted average period of approximately 2.69 years.

As at December 31, 2024, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $ 9,637,715. We expect to recognize this compensation over a period of approximately 3.71 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$11.62
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the year ended December 31, 2024, and balances as at the end of December 31, 2024, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2023	-	$-
Granted	506,596	6.73
Vested	-	-
Forfeited	-	-
Unvested as at December 31, 2024	506,596	$6.73

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $332,971 and $Nil for the year ended December 31, 2024, and the period from March 16, 2023 (inception) through December 31, 2023, respectively.

As at December 31, 2024, total unvested compensation cost for PSUs granted to employees not yet recognized was $ 3,077,636. The Company expects to recognize this compensation over a weighted average period of approximately 2.71 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTING FOR WARRANT LIABILITY

The Company established the initial fair value of the Private Placement and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on December 31, 2024. Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. At December 31, 2024 and December 31, 2023, there were 10,430,800 and Nil warrants, outstanding respectively, including 4,864,133 Public Warrants and 5,566,667 Private Placement Warrants outstanding at December 31, 2024 and Nil Public and Private Placement Warrants outstanding at December 31, 2023. During the year ended December 31, 2024, 135,796 Public Warrants were exercised at a price of $11.50, generating proceeds of $1,561,655.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At December 31, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$1,143,071	$1,143,071	$-	$-
Private placement warrants	1,308,166	-	1,308,166	-
Warrant liability	$2,451,237	$1,143,071	$1,308,166	$-

At December 31, 2024 the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the year ended December 31, 2024.

NOTE 10 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at December 31, 2024. Further, no material expenses have been incurred towards the feasibility studies during the year ended December 31, 2024. All costs associated with the feasibility studies would be expensed as incurred.

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the consolidated statements of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $34,707 and $218,556 as at December 31, 2024 and December 31, 2023, respectively. The Company recognized a loss of $183,849 for the year ended December 31, 2024, and a gain of $18,556 for the period from March 16, 2023 (inception) to December 31, 2023, due to change in fair value of securities in the consolidated statements of operations. Further, this investment in securities has been disclosed outside of current assets on the consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (IRIS Metals), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares of IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at December 31, 2024. Further no material expenses have been incurred towards due diligence during the year ended December 31, 2024. All cost associated would be expensed as incurred. The Company neither has a controlling financial interest nor does it exercise significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals’ ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company. Additionally, the Company has the option to acquire a second tranche of 10,000,000 shares on similar terms as the initial investment, plus 20,000,000 free attaching warrants to acquire ordinary shares of IRIS Metals at an exercise price of $0.40 per share. This second tranche investment is subject to approval by the Company and IRIS Metals shareholders and other conditions precedent.

IRIS Metals’ ordinary shares are listed on the ASX with a readily determined fair value and change in the fair value is recognized in the consolidated statements of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $1,461,715 as at December 31, 2024.The company recognized a loss of $138,285 for the year ended December 31, 2024, due to change in fair value of securities in the consolidated statements of operations. Further, this investment in securities has been disclosed outside of current assets on the consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

NOTE 11 – SIMPLE AGREEMENT FOR FUTURE EQUITY (SAFE NOTES)

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

The SAFE notes were classified as a liability based on evaluating characteristics of the instrument and is presented at fair value as a non-current liability in the Company’s consolidated balance sheets. The SAFE notes provide the Company an option to call for additional preferred stock up to $25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Board, and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and is valued as part of the liability value associated with the instrument as a whole. The terms for SAFE notes were amended on November 18, 2023 for both the original and new issuance to introduce a discount rate of 20% to the lowest price per share of preferred stock sold or the listing price of the Company’s Common Stock upon consummation of a SPAC transaction or IPO. Additionally, the SAFE notes provide the investor certain rights upon an equity financing, change in control or dissolution.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 636,916 Common Stock shares of the Company and therefore no further fair valuation was required as at December 31, 2024. As at December 31, 2023, the fair value of the SAFE notes was $5,212,200, and is classified as a non-current liability. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

NOTE 12 – CONVERTIBLE NOTES

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement (“convertible notes”) for $2,000,000 with AIGD. Further, the Company entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms to the AIGD convertible equity agreement. The convertible notes were classified as a liability based on evaluating characteristics of the instrument and were presented at fair value as a non-current liability in the Company’s consolidated balance sheets as at June 30, 2024. The estimated fair value of the convertible notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. The convertible notes had no interest rate or maturity date, no description of Dividend and no participation rights. The liquidation preference of the convertible notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not convertible and/or pari preferred equity.

Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity agreements, the convertible notes converted into 257,216 shares of the Company’s Common Stock and therefore no further fair valuation was required as at December 31, 2024.

NOTE 13 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the consolidated financial statements:

	Fair Value Measurements as at December 31, 2023
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$218,556	$-	$-	$218,556
Total financial assets	$218,556	$-	$-	$218,556

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,496,422	$-	$-	$1,496,422
Total financial assets	$1,496,422	$-	$-	$1,496,422

	Fair Value Measurements as at December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
SAFE notes (b)	$-	$-	$5,212,200	$5,212,200
Sponsor earnout shares (c)	-	-	-	-
Total financial liabilities	$-	$-	$5,212,200	$5,212,200

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (c)	-	-	532,700	532,700
Total financial liabilities	$-	$-	$532,700	$532,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)	The valuation of the Level 3 measurement considered the probabilities of the occurrence of the scenarios as discussed in Note 2 the audited consolidated financial statements of Legacy Stardust Power and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024.

(c)	For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earnout. Change in the fair value of earnout liability is reflected in our consolidated statements of operations.

The make-whole obligation liability related to the Purchase Agreement is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 6.

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes, convertible notes and Sponsor earnout liability:

	SAFE notes at fair value	Convertible notes at fair value	Sponsor Earnout liability at fair value
Balance as at March 16, 2023 (inception)	$-	$-	$-
Issuance of notes	5,000,000	-	-
Change in fair value	212,200	-	-
Balance as at December 31, 2023	$5,212,200	$-	$-
Issuance of notes	200,000	2,100,000	-
Sponsor earnout liability recognized on closing of Business Combination	-	-	4,608,900
Change in fair value	955,000	471,400	(4,076,200)
Issuance of common stock upon conversion	(6,367,200)	(2,571,400)	-
Balance as at December 31, 2024	$-	$-	$532,700

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the audited consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity and SAFE note agreements, the SAFE notes and convertible notes converted into 636,916 and 257,216 shares of the Company’s Common Stock, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PROMISSORY NOTES

In March 2023, Legacy Stardust Power entered into unsecured notes payable with three related parties as described in Note 16. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semi-annual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 3.71%.

As at December 31, 2024, the Company had $840,000 available to draw.

NOTE 15 – SEGMENT REPORTING

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, “Segment Reporting”. The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The Company has a single, common management team and our cash flows are reported and reviewed with no distinct cash flows. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. All of the Company’s long-lived assets are located in the United Sates.

In addition to the significant expense categories included within net loss presented on the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise general and administrative expenses.

	Year ended	Period from March 16, 2023 (inception) through
	December 31, 2024	December 31, 2023
Professional and consulting fees	$4,455,225	$1,586,680
Legal and book-keeping services	1,134,778	347,835
Personnel and related taxes	10,951,854	443,672
Insurance	355,932	12,473
Marketing and advertisement	91,319	119,363
Other	983,720	165,675
Total general and administrative expenses	$17,972,828	$2,675,698

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

Legacy Stardust Power entered into a service agreement with VIKASA Capital Partners LLC (“VCP”) on March 16, 2023, for services associated with setting up a lithium refinery. VCP provides formation and organization structure advisory, capital market advisory, marketing advisory services and other consulting and advisory services with respect to the Company’s organization. Under the service agreement and subsequent amendments, VCP can be compensated for advisory services up to total of $1,050,000, of which $980,000 has been incurred as of December 31, 2023.

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

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago LLC, whose principal is Paramita Das. Paramita was onboarded as a Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC, providing for loan in the principal amount of $250,000, bearing interest at a rate of 15% per year, and maturing in March 2025. (the “Maturity Date”). Pursuant to the Term Sheets, an aggregate of approximately 470,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. The Company is yet to issue the equity shares and warrants as of the date of the issuance of the consolidated financial statements.

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. The Company is yet to issue the equity shares and warrants as of the date of the issuance of the consolidated financial statements.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Expense type	Year Ended December 31,2024	Period from March 16, 2023 (inception) through December 31, 2023

Expenses under contract due to:
DRE Chicago LLC	Consulting expense	$143,057	$-
DRE Chicago LLC	Interest	1,979	-
DRE Chicago LLC	Finance charges	375,000	-
Endurance Antarctica Partners II, LLC	Interest	18,958	-
Endurance Antarctica Partners II, LLC	Finance charges	3,500,000	-
VIKASA Capital Partners LLC	Consulting expense	-	980,000
7636 Holdings LLC	Consulting expense	-	180,806
VIKASA Capital LLC	Consulting expense	-	171,213
Energy Transition Investors LLC*	Interest		5,333
VIKASA Clean Energy I LP*	Interest		1,138
Roshan Pujari*	Interest		640
Total expenses		$4,038,994	$1,339,130

Other expenses paid on the Company’s behalf due to:
DRE Chicago LLC		$6,679	$-
VIKASA Capital LLC		-	34,318
VIKASA Capital Partners LLC		-	9,868
Total other expenses paid on the Company’s behalf		6,679	44,186
Total		$4,045,673	$1,383,316

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, $1,383,316 of expenses including interest were paid. During the period from March 16, 2023 (inception) through December 31, 2023, the Company provided shares to shareholders in exchange for a subscription of $90. The Company received the $90 on June 14, 2023. As at December 31, 2023, no amounts were due to related parties of the Company.

As of December 31, 2024, $149,735 of expenses were paid. As at December 31, 2024, $3,895,938 was due to related parties of the Company.

The Company and Legacy Stardust Power entered into notes payable agreements of $5,875,000 in 2024 and $1,000,000 in 2023, respectively with related parties, all of whom were affiliates.

		Year Ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023

Energy Transition Investors LLC*	Notes payable	$-	$750,000
VIKASA Clean Energy I LP*	Notes payable	-	160,000
Roshan Pujari*	Notes payable	-	90,000
DRE Chicago LLC	Interest Accrued	1,979	-
Endurance Antarctica Partners II, LLC	Interest Accrued	18,958	-
DRE Chicago LLC	Short-term loan**	625,000	-
Endurance Antarctica Partners II, LLC	Short-term loan**	5,250,000	-
Notes obtained from related parties		$5,895,937	$1,000,000

*	VIKASA Capital LLC facilitated the initial funding of the notes obtained on behalf of the related parties.
**	Short-term loan includes Equity Kicker payable as per the terms of the loan agreement.

As of December 31, 2024, $20,937 of interest on these notes was due to related parties. During the period from March 16, 2023 (inception) through December 31, 2023, the Company incurred and paid $7,111 of interest expense related to the notes payable. As at December 31, 2024, the Company had $ 5,875,000 outstanding notes payable to related parties and as at December 31, 2023, the Company had repaid all the above notes.

Subsequent to year end, the Company has fully repaid the principal amount of $2,000,000 and accrued interest of $20,937 to the related parties.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - NET LOSS PER SHARE

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023

Numerator:
Net loss	$(23,753,863)	$(3,793,585)
Denominator:
Weighted average shares outstanding	42,821,940	40,396,516
Net loss per share, basic and diluted	$(0.55)	$(0.09)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	December 31, 2024	December 31, 2023
Unvested common stock – restricted shares (Note 8)	62,706	1,640,505
Restricted stock options	709,992	-
Restricted stock units	2,486,403	-
Performance stock units	506,596	-
Sponsor earnout shares (Note 3)*	-	-
Public warrants	4,864,133	-
Private placement warrants	5,566,667	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2024, as the Sponsor earnout shares remain contingently forfeitable, as the conditions have not been met

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

Income/(loss) before provision for income taxes consisted of the following:

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023
United States	$(23,753,863)	$(3,793,585)

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023
Current
Federal	$-	$-
State*	-	-
Other	-	-
Total current tax expense	-	-

Deferred
Federal	-	-
State	-	-
Other	-	-
Total deferred tax expense	-	-

Total tax expense	$-	$-

*	Immaterial amounts

The Company had no income tax expense for the year ended December 31, 2024, and for the period from March 16, 2023 (inception) through December 31, 2023.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Start-up expenses	$2,469,389	$524,208
Land development costs	-	52,584
Net operating loss	2,442,165	1,715
Accruals and other	696	137
Stock based compensation	1,623,724	-
Accrued bonuses	289,460	-
Bridge loan discount	375,240	-
Total deferred tax assets	7,200,674	578,644

Deferred tax liabilities:
Fixed assets	(495)	-
Total deferred tax liabilities	(495)	-

Valuation allowance	(7,200,179)	(578,644)
Net deferred taxes	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carry forward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $6,621,535 during the year ended December 31, 2024, and $578,644 during the period from March 16, 2023 (inception) through December 31, 2023.

Net operating losses and tax credit carryforwards as of the Financial Statement Date December 31, 2024, are as follows:

	Amount	Expiration Years

Net operating losses, federal (Post December 31, 2017)	$10,985,067	Do Not Expire
Net operating losses, state	4,225,813	-

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023

Statutory rate	21.00%	21.00%
State tax	1.44%	0.74%
SPAC exploration expenses	-	-2.49%
SAFE note expenses	-0.84%	-3.76%
Change in valuation allowance	-25.77%	-15.25%
Start up costs	8.06%	-
Other	-1.20%	-0.24%
Earn out shares value adjustment	3.60%	-
Success based fees	2.78%	-
Stock based compensation	-2.37%	-
IPO related finance charge	-6.70%	-
Total	-	-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in dollars):

	Year ended December 31, 2024	Period from March 16, 2023 (inception) through December 31, 2023

Statutory rate	$(4,988,311)	$(796,653)
State tax	(343,105)	(28,171)
SPAC exploration expenses	-	94,524
SAFE note expenses	200,550	142,485
Change in valuation allowance	6,122,057	578,644
Start up costs	(1,914,151)	-
Other	285,233	9,171
Earn out shares value adjustment	(856,002)	-
Success based fees	(661,500)	-
Stock based compensation	563,884	-
IPO related finance charge	1,591,345	-
Total	$-	$-

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

On January 28, 2025, the Company entered into a non-binding letter agreement with Sumitomo Corporation of Americas (“Sumitomo”), a New York corporation, contemplating a long-term commercial offtake agreement, pursuant to which Sumitomo would agree to acquire 20,000 metric tons of lithium carbonate per year from the Company’s first line of production, with the potential to increase to 25,000 metric tons based on mutual agreement. The initial contract term would span 10 years starting from the date of the first qualification of the Company’s lithium carbonate for sale to any of Sumitomo’s customers, with an option for Sumitomo to renew for an additional five years under mutually agreed terms, provided written notice is given to the Company at least twelve months prior to the end of the initial term.

On February 7, 2025, the Company executed an exclusive license agreement with KMX Technologies, Inc. a Delaware corporation. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (the “VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (the “KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 500,000 shares of Company Common Stock. The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

On March 18, 2025, the Company received notice from the Nasdaq that the Company was not in compliance with the Minimum Market Value of Publicly held shares requirement of $15,000,000 as set forth in Nasdaq Listing Rule 5450(b)(2)(C). On March 19, 2025, the Company received a subsequent notice from the Nasdaq that the Company was not in compliance with the minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5450(a)(1). These letters have no immediate effect on the listing of the Common Stock or Public Warrants on The Nasdaq Global Market. The Company has 180 calendar days from receipt of the notices, or until September 15, 2025, in which to regain compliance.

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the period ending December 31, 2024, and thereafter. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Background and Remediation of Material Weaknesses

During the period from March 16, 2023 (inception) to December 31, 2023, the Company’s management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environment), lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. We designed and implemented measures to improve our controls over financial reporting process and remediated these material weaknesses. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our Company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. For more information, please refer to “Risk Factors - We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price” in this Annual report on Form 10K.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts undertaken during the year, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Internal Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of the consolidated financial statements.

ITEM 9B. OTHER INFORMATION.

Insider Trading Arrangements

During the three months ended December 31, 2024, three of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 105b-1(c) under the Exchange Act, as set forth in the table below.

Name and Position	Action	Date	Maximum number of shares of Common Stock eligible for sale	Expiration date
Roshan Pujari Chief Executive Officer	Adoption	November 29, 2024	1,000,000	November 29, 2025
Udaychandra Devasper Chief Financial Officer	Adoption	November 26, 2024	315,000	November 26, 2025
Pablo Cortegoso Chief Technical Officer	Adoption	December 13, 2024	164,938	December 13, 2025

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this Annual Report. The other information called for by this Item 10 is incorporated herein by reference to the Proxy Statement to be filed by Stardust Power pursuant to Regulation 14A of the General Rules and Regulations under the Exchange Act no later than 120 days following the fiscal year ended December 31, 2024.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees. We have posted a copy of our Code of Business Conduct and Ethics on the “Governance Overview” section of our website at https://investors.stardust-power.com/corporate-governance/governance-overview. Any amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on such website. Note that the information on the Company’s website is not incorporated by reference into this filing.

All other information required by this item will be included in our Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and notes.

(3) Exhibits. The exhibits listed below in the Exhibit Index are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit Index

Exhibit	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
3.2	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Global Partner Acquisition Corp II’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020).
4.2	Warrant Agreement, dated January 11, 2021, by and between Global Partner Acquisition Corp II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on January 15, 2021).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025).
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
4.7*	Description of Securities.
10.1	Amended and Restated Registration Rights Agreement, dated July 8, 2024, by and among the Company, Roshan Pujari, Global Partner Sponsor II LLC, and certain security holders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.2	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.3	Form of Lock-Up Agreement, dated as of Closing, by and among Global Partner Acquisition Corp II and Stardust Power Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.4	Stockholder Agreement, dated July 8, 2024, by and among Global Partner Acquisition Corp II and its Affiliates and Roshan Pujari and his Affiliates (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.5	Form of Indemnification Agreement by and between Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.6#	Stardust Power 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.7	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.8	Engineering Agreement, dated August 4, 2024, by and among Stardust Power Inc. and Primero USA, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed with the SEC on August 9, 2024).
10.9	Common Stock Purchase Agreement, dated October 7, 2024, by and among Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2024).
10.10	Registration Rights Agreement, dated October 7, 2024, by and among Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2024).
10.11*	Binding Term Sheet, dated December 6, 2024, by and between Stardust Power Inc. and Endurance Antarctica Partners II, LLC.
10.12*	Form of Binding Term Sheet, by and between Stardust Power Inc. and the several Lenders thereto.
10.13	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Chris Edward Celano, effective January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.14	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Paramita Das, effective January 1, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.16	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.17	Securities Purchase Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and a certain investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.18	Placement Agency Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.19	Exclusive License Agreement between KMX Technologies, Inc. and Stardust Power Inc. dated February 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2025).
10.20	Form of Inducement Letter Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2025).
16.1	Letter from WithumSmith+Brown, PC dated September 19, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
19.1*	Stardust Power Inc. Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
23.1*	Consent of KNAV CPA LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Stardust Power Inc. Clawback Policy.
101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 SCH	Inline XBRL Taxonomy Extension Schema Document.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARDUST POWER INC.

Date: March 27, 2025	By:	/s/ Roshan Pujari
Roshan Pujari
Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Udaychandra Devasper his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each, and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or the substitute or substitutes of any or all of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roshan Pujari	Chief Executive Officer and Chairman	March 27, 2025
Roshan Pujari	(Principal Executive Officer)

/s/ Udaychandra Devasper	Chief Financial Officer	March 27, 2025
Udaychandra Devasper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anupam Agarwal	Director	March 27, 2025
Anupam Agarwal

/s/ Martyn Buttenshaw	Director	March 27, 2025
Martyn Buttenshaw

/s/ Charlotte Nangolo	Director	March 27, 2025
Charlotte Nangolo

/s/ Mark Rankin	Director	March 27, 2025
Mark Rankin

/s/ Michael Cornett	Director	March 27, 2025
Michael Cornett

/s/ Sujit Kankanwadi	Director	March 27, 2025
Sujit Kankanwadi

