Form 10-Q
period 2025-03-31
Stardust Power Inc.
filed 2025-05-14
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 60,160,824 shares of common stock, par value $0.0001 per share, issued and outstanding.

STARDUST POWER INC

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2025

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can”, “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intends,” “leading,” “may,” “might,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as—and must not be relied on by any investor as—guarantees, assurances, predictions, or definitive statements of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Stardust Power Inc. (the “Company” or “Stardust Power”). Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the uncertainty of the projected financial information with respect to the Company;
●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq;
●	our ability to regain compliance with the Nasdaq’s continued listing requirements and rules, and the risk that the Nasdaq may delist our Common Stock and Public Warrants, which could negatively affect our company, the price of our Common Stock and Public Warrants and our shareholders’ ability to sell our Common Stock and Public Warrants in the event we are unable to list our Common Stock and Public Warrants on another exchange;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;
●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local economic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the impact of material weaknesses or deficiencies in our internal control over financial reporting; and
●	the Company’s other plans, objectives, expectations, and intentions described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and other documents that the Company files from time to time with the SEC.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of March 31, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,588,135	$912,574
Prepaid expenses and other current assets	318,466	606,331
Deferred transaction costs	25,000	116,121
Promissory notes	510,117	502,838
Total current assets	$2,441,718	$2,137,864
Property and equipment, net	1,755,183	1,755,947
Capital project costs	5,101,809	3,320,403
Investment in equity securities	1,507,177	1,496,422
Other long-term assets	640,918	312,501
Total assets	$11,446,805	$9,023,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,929,161	$10,264,117
Accrued liabilities and other current liabilities	4,369,734	4,722,687
Current portion of early exercised shares option liability	1,253	1,814
Short-term loan from related parties (Note 11)	3,875,000	5,875,000
Short-term loans	2,455,638	4,133,552
Total current liabilities	$22,630,786	$24,997,170
Warrant liability	752,060	2,451,237
Advance from PIPE investor	550,000	425,000
Earnout liability	4,700	532,700
Other long-term liability	343,000	-
Early exercised shares option liability	1,421	2,814
Total liabilities	$24,281,967	$28,408,921

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at March 31, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 57,650,480 and 47,736,279 shares issued and outstanding as at March 31, 2025, and December 31, 2024, respectively	5,624	4,603
Additional paid-in capital	43,587,862	33,228,561
Accumulated deficit	(56,428,648)	(52,618,948)
Total stockholders’ deficit	$(12,835,162)	$(19,385,784)

Total liabilities and stockholders’ deficit	$11,446,805	$9,023,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Revenue	$-	$-

General and administrative expenses	5,748,648	1,235,366
Operating Loss	(5,748,648)	(1,235,366)
Other income/ (expense)
Interest income	7,279	-
Interest expense	(107,841)[1]	(1,289)
Finance charge	(198,422)	-
Change in fair value of sponsor earnout shares	528,000	-
Change in fair value of warrant liability	1,699,177	-
Change in fair value of investment in equity securities	10,755	(54,658)
Change in fair value of SAFE notes	-	(107,900)
Total other income/ (expense)	1,938,948	(163,847)
Net loss	$(3,809,700)	$(1,399,213)

Net loss per share
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

Weighted average common shares outstanding
Basic	52,978,991	39,899,287
Diluted	52,978,991	39,899,287

(1)	Includes related party amounts of $58,229 and $Nil for the three months ended March 31, 2025, and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

(Unaudited)

For three months ended March 31, 2024
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Balance as at December 31, 2023	41,499,772	4,023	54,800	(3,793,585)	(3,734,762)
Net loss	-	-	-	(1,399,213)	(1,399,213)
Stock based compensation (Note 5)	-	-	59,599	-	59,599
Transfer from early exercised stock option liability on vesting	-	-	100	-	100
Balance as at March 31, 2024	41,499,772	$4,023	$114,499	$(5,192,798)	$(5,074,276)

For three months ended March 31, 2025
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2024	47,736,279	$4,603	$33,228,561	$(52,618,948)	$(19,385,784)
Net loss	-	-	-	(3,809,700)	(3,809,700)
Stock based compensation (Note 5)	-	-	2,954,279	-	2,954,279
Transfer from early exercised stock option liability on vesting	-	6	355	-	361
Issuance of common stock	3,981	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	4,792,000	479	4,590,590	-	4,591,069
Issuance of common stock for settlement of RSU	570,714	57	(57)	-	-
Issuance of common stock upon warrant inducement, net of offering costs	4,792,000	479	2,797,720	-	2,798,199
Repurchase of unvested early exercised common stock	(244,494)	-		-	-
Balance as at March 31, 2025	57,650,480	$5,624	$43,587,862	$(56,428,648)	$(12,835,162)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash flows from operating activities:
Net loss	$(3,809,700)	$(1,399,213)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,954,279	59,599
Change in fair value of investment in equity securities	(10,755)	54,658
Change in fair value of SAFE notes	-	107,900
Loss from change in fair value of common stock make-whole obligation	197,930	-
Change in fair value of warrant liability	(1,699,177)	-
Change in fair value of sponsor earnout shares	(528,000)	-
Depreciation expense	764	185
Changes in operating assets and liabilities:
Prepaid expenses and other assets	88,934	(120,172)
Accounts payable	290,879	337,262
Accrued liabilities and other current liabilities	(360,341)	25,101
Net cash used in operating activities	$(2,875,187)	$(934,680)
Cash flows from investing activities:
Capital project costs	(959,644)	-
Land acquisition cost	(688)	-
Purchase of property and equipment	-	(3,131)
Net cash used in investing activities	$(960,332)	$(3,131)
Cash flows from financing activities:
Proceeds from investor for issuance of SAFE notes	-	200,000
Proceeds from issuance of common stock	16,414	-
Deferred transaction costs paid	(25,000)	(115,788)
Repayment of short-term loan from related parties	(2,000,000)	-
Repayment of short-term loan	(1,677,914)	(23,824)
Proceeds from advance received from PIPE investors	125,000	-
Proceeds from public offering	5,750,400	-
Proceeds from warrant inducement exercises	2,971,040	-
Transaction costs associated with public offering and warrant inducement	(648,860)	-
Repurchase of unvested shares	-	(6,003)
Net cash provided by financing activities	$4,511,080	$54,385

Net (decrease)/ increase in cash	$675,561	$(883,426)
Cash at the beginning of the period	912,574	1,271,824
Cash at the end of the period	$1,588,135	$388,398

Supplemental disclosure for cash flow information:
Interest paid	$141,718	$1,342

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$-	$735,427
Unpaid capital project costs	1,545,171	423,968
Reclass of advances to capital project costs	236,235	-
Unpaid public offering issuance cost	652,312	-
Unpaid warrant inducement issuance costs	29,000	-
Unpaid amount for repurchase of unvested shares	1,593	-
Pending stock issuance under licensing arrangement	343,000	-
Incremental fair value of warrant inducement	2,108,480	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company”, “Stardust Power”) formerly known as Global Partner Acquisition Corp II, a Delaware corporation, is an American developer of battery grade lithium products, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 metric tons per annum of battery grade lithium.

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

The Business Combination was accounted for as a reverse recapitalization. Accordingly, Legacy Stardust Power was deemed the accounting acquirer (and legal acquiree) and GPAC II was treated as the accounting acquiree (and legal acquirer). Under this method of accounting, the reverse recapitalization was treated as the equivalent of Legacy Stardust Power issuing stock for the net assets of GPAC II, accompanied by recapitalization.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of March 31, 2025, its unaudited condensed consolidated statements of operations, stockholders’ deficit for the three months ended March 31, 2025 and March 31, 2024, and unaudited condensed consolidated statements of cashflows for the three months ended March 31, 2025 and March 31, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the above referenced form 10-K.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, and fair valuation of stock based compensation, common shares purchase agreement, warrants, simple agreement for future equity notes (each a “SAFE note”), and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

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

As of March 31, 2025, the Company has $1,588,135 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $3,809,700 and $1,399,213 for the three months ended March 31, 2025, and 2024, respectively. The Company has an accumulated deficit of $ 56,428,648 and stockholders’ deficit of $12,835,162 as of March 31, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. During the three months ended March 31, 2025, the Company issued 3,981 shares of Common Stock aggregating to net proceeds of $15,922. (See Note-4).

On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of Common Stock and accompanying warrants to purchase up to 4,792,000 shares of Common Stock at a public offering price of $1.20 per share and warrant with an exercise price of $1.30, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses. (See Note-4)

On March 16, 2025, the Company entered into an inducement letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share, generating aggregate gross proceeds of approximately $2,971,040 before related expenses. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of common stock at an exercise price of $0.70 per share, subject to shareholder approval and Nasdaq rules. (See Note 4)

As of the date on which these unaudited condensed consolidated financial statements were available to be issued, we believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Significant Accounting Policies

The significant accounting policies applied in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, are applied consistently in these unaudited interim condensed consolidated financial statements.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended
	March 31, 2025	March 31, 2024

Numerator:
Net loss	$(3,809,700)	$(1,399,213)
Denominator:
Weighted average shares outstanding	52,978,991	39,899,287
Net loss per share, basic and diluted	$(0.07)	$(0.04)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	March 31, 2025	March 31, 2024
Unvested common stock – restricted shares (Note 5)	-	1,562,460
Restricted Stock options	410,128	-
Restricted Stock Units	2,770,950	-
Performance Stock units	506,596	-
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	4,864,133	-
Private warrants	5,566,667	-
Inducement warrants	9,584,000

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2025, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the audited consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the public offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the three months ended March 31, 2025.

The Company has deferred $25,000 of costs incurred towards potential future debt arrangement which is presented within current assets in the unaudited condensed consolidated balance sheet as at March 31, 2025. If the transaction does not materialize, the deferred offering costs will be expensed.

Capital Project Costs and Property and Equipment, Net

The Company had an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an amount of $1,662,030. The Company capitalized an additional $78,535 as land for costs incurred for obtaining permits and title. On December 16, 2024, title to the land was transferred in the Company’s name. The Company capitalized $3,320,403 towards capital project costs related to front-end loading and environmental studies done for setting up the refinery during the year ended December 31, 2024. During the three months ended March 31, 2025, the Company capitalized an additional amount of $ 1,781,406 towards capital project costs. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

 Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment loss. The Company depreciates computer and equipment using the straight-line method over the estimated economic useful lives of the asset, which are generally three to five years. Land is a non-depreciable asset and is stated at cost.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the three months ended March 31, 2025, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The IGX Note carries an interest rate of 6% with a maturity date of February 28, 2025. The IGX Note is secured by a letter of intent for possible acquisition, including through a potential joint venture, of IGX’s mining claims. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. If the Company acquires an interest in any of the IGX Claims, the balance of the promissory note shall be credited as part of the Company’s investment and IGX shall not be required to repay the note. The promissory note including interest amounting to $182,481 and $179,877 is outstanding as on March 31, 2025, and December 31, 2024, respectively, and presented as Promissory notes issued under current assets on the condensed consolidated balance sheet. The Company is actively negotiating the terms for repayment and evaluating multiple options including a possible strategic investment and based on current information, does not believe an allowance for credit losses is necessary. The Company will continue to monitor these balances and reassess if conditions change.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until June 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprising of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. The Second Payment of $50,000 is presented as Other long-term assets on the consolidated balance sheet as on March 31, 2025.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 10, 2023, Legacy Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited, an Australian limited liability company (“QXR”), to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in QXR’s Liberty Lithium Brine Project (the “Project”). QXR is earning into 75% of the Project situated in Inyo County, California, by way of an earn-in agreement with IG Lithium LLC (“IGL”) and QXR intends to use either evaporation or direct extraction technology to produce a concentrated lithium product or other lithium products. On August 16, 2024, the Company entered into a promissory note arrangement with IGL (the “IGL Note”) for $316,000 to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of IGL. The promissory note including interest amounting to $327,636 and $322,961 is outstanding as on March 31, 2025, and December 31, 2024, respectively, and presented as Promissory notes issued under current assets on the condensed consolidated balance sheet.

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Lithium Facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4,724,690 in the aggregate, subject to customary potential adjustments. As at March 31, 2025 and December 31, 2024, the total performance pending to be performed and billed by Primero is $85,624 and $1,855,911, respectively.

On February 7, 2025 (the “Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc. a Delaware corporation. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the Agreement on the terms and conditions set forth therein.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At March 31, 2025, the Company had 57,650,480 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of March 31, 2025, is approximately 192,584 shares of Common Stock related to restricted stock units that vested in 2024 and 2025 but have not yet been settled and issued. As of December 31, 2024, the Company had 47,736,279 shares of common stock, issued and outstanding.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to Global Partner Sponsor II, LLC (the “Sponsor”). These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, we determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares were classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout shares will be reflected in the consolidated statement of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at March 31, 2025 and December 31, 2024, the fair value of Sponsor Earnout Shares amounted to $4,700 and $532,700, respectively.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	March 31, 2025	December 31, 2024
Market price of public stock	$0.4716	$3.58
Expected term (years)	7.27 years	7.52 years
Volatility	75.00%	65.00%
Risk-free interest rate	4.10%	4.50%
Dividend rate	0.00%	0.00%

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital II, LLC. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, LLC up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable Nasdaq rules, the Company may not issue to B. Riley Principal Capital II, LLC under the Purchase Agreement more than 9,569,701 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the VWAP of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Additionally, B. Riley Principal Capital II, LLC cannot acquire shares that would result in its beneficial ownership exceeding 4.99% of Stardust Power’s outstanding shares. The Exchange Cap does not apply if the average share price exceeds $7.7020 per share but will remain in place if this threshold is not met and stockholder approval is not obtained. The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024, and March 31, 2025.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon executing the Purchase Agreement and Registration Rights Agreement, the Company also issued 63,694 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II, LLC as a consideration for this agreement. These shares, valued at $7.85 each (based on Nasdaq’s closing price on October 4, 2024), represent 1.0% of B. Riley Principal Capital II, LLC’s $50 million purchase commitment under the agreement. The cost of this on the effective date of the purchase agreement was $500,000 and included as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. Regarding the aforementioned commitment shares, the Purchase Agreement specifies the following:

a) If B. Riley Principal Capital II, LLC’s resale of the Commitment Shares yields less than $500,000 by specified dates, the Company may need to pay up to $500,000 in cash (the “make-whole obligation”)

b) No cash payment will be made if B. Riley Principal Capital II, LLC’s net proceeds from reselling the shares meet or exceed $500,000.

c) If B. Riley Principal Capital II, LLC’s resale proceeds exceed $500,000, it will pay the Company 50% of the amount above $500,000.

Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares is less than $500,000 then, upon notice by B. Riley Principal Capital II, LLC, the Company must pay the difference between $500,000, and the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares. On December 31, 2024, and March 31, 2025, the fair market value of the Commitment Shares was $ $227,989 and $30,059, respectively. Therefore, the Company’s make-whole obligation was $ $272,011 and $469,941 as of December 31, 2024, and March 31, 2025, respectively, and this amount was recorded in Accrued liabilities and other current liabilities in the accompanying condensed consolidated balance sheet as at December 31, 2024 and unaudited condensed consolidated balance sheet as at March 31, 2025, respectively. The change in the fair value of the make-whole obligation of $272,011 and $197,930 is recorded as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024, and in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025, respectively.

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

The Company issued 3,981 shares of Common Stock during the three months ended March 31, 2025, aggregating to net proceeds of $15,922 under the Common Stock Purchase Agreement.

Public Offering and Warrant Inducement

On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of Common Stock and accompanying warrants to purchase up to 4,792,000 shares of Common Stock at a public offering price of $1.20 per share and warrant, generating aggregate gross proceeds of $5,750,400 before offering expenses of $1,159,331. The common stock purchase warrants, exercisable at $1.30 per share and expiring five years from issuance, were issued under an effective registration statement on Form S-1 (File No. 333-284298) filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) that became effective on January 23, 2025. The Company evaluated the common stock purchase warrants issued under this public offering to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that the warrants are freestanding and are indexed to the Company’s own stock and are classified as equity.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share. In order to further incentivize the early exercise of these outstanding warrants, the Company also agreed to issue additional common stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of Common Stock at an exercise price of $0.70 per share, subject to shareholder approval and Nasdaq rules. Pursuant to this inducement letter, the warrant holders exercised the outstanding warrants on March 18, 2025, and the Company received gross proceeds of $2,971,040 before cash offering expenses of $172,841. The Company intends to use the net proceeds for working capital and general corporate purposes. In connection with the Inducement Letter, the Company entered into a financial advisory services agreement with the placement agent, pursuant to which the company agreed to pay a cash fee of 4% of the cash proceeds raised in the offering, in addition to reimbursement for certain expenses. No exercises of the Inducement Warrants have occurred as of the date on which these unaudited condensed consolidated financial statements were available to be issued.

The Company evaluated the common stock purchase warrants issued under this inducement offer to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that the warrants are freestanding and are indexed to the Company’s own stock and are classified as equity. The Company recognized the incremental fair value due to effect of the modification of approximately $2,108,480 as an equity issuance cost and charged the same against proceeds. The incremental fair value of the warrants resulting from the modification (comprising of decrease in exercise price from $1.30 to $0.62 per share and the issue of additional 9,584,000 warrants) was measured as the excess of the fair value of the modified warrants over the fair value of the original warrants immediately before modification. The Company estimated the fair value of the warrants immediately before the modification and the fair value of the New Inducement Warrants after the modification using the Black-Scholes valuation model with an expected term of 5.00 years, expected volatility of 75%, dividend yield of 0%, and risk-free interest rate of 4.11%.

KMX Licensing Agreement

On February 7, 2025 (the “Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc. a Delaware corporation. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. As a consideration for this license, the Company agreed to pay KMX a royalty comprised of 500,000 shares of Company Common Stock. The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

As on the effective date of the License Agreement, the license does not meet the recognition criteria for an intangible asset under U.S. GAAP, as it does not presently provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only once the Company’s Facility becomes operational. No Common Stock has been issued as of March 31, 2025. The Company has a present obligation to issue the Common Stock as of the License Agreement’s effective date and accordingly has recognized a liability of $343,000 and presented as other long-term liability on the unaudited condensed consolidated balance sheet as on March 31, 2025, with a corresponding debit recorded as other long-term asset, until the license meets the recognition criteria for an intangible asset. Subsequent to quarter end, the Company issued 500,000 shares of Common Stock to KMX.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION

As the Business Combination has been accounted for as a reverse recapitalization, the unaudited condensed consolidated financial statements of the merged entity reflect the continuation of Legacy Stardust Power, Inc. financial statements. Legacy Stardust Power’s equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, GPAC II. As a result, the number of shares was also retrospectively adjusted for periods ended prior to the Business Combination.

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 2,531,232 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 1,191,980 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the three months ended March 31, 2025 and 2024, the stock based compensation expense impact is insignificant. As at March 31, 2025, all the shares had been fully vested. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at March 31, 2025 and December 31, 2024.

Restricted stock activity for the three months ended March 31, 2025, and balances as at the end of March 31, 2025, were as follows:

	Restricted Stock
	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2024	62,706	0.000002
Granted	-	-
Vested	(62,706)	0.000002
Forfeited	-	-
Unvested as of March 31, 2025	-	$-

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 2,301,120 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 1,150,560 shares of Common Stock. During the three months ended March 31, 2024, there were no grants under the 2023 Equity Incentive Plan.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended March 31, 2025, the Company repurchased 244,494 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065.

The early exercised shares liability amounting to $2,674 and $4,628 is outstanding as at March 31, 2025, and December 31, 2024, respectively, and is presented under “Early exercised shares option liability” on the unaudited condensed consolidated balance sheet.

Stock option activity for the three months ended March 31, 2025, and balances as at the end of March 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	709,992	0.56
Granted	-	-
Vested	(55,370)	0.53
Forfeited	(244,494)	0.58
Unvested as at March 31, 2025	410,128	0.54

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $25,809 and $59,599 for the three months ended March 31, 2025, and 2024, respectively.

As at March 31, 2025, total unvested compensation cost for stock options granted to employees not yet recognized was $218,383. The Company expects to recognize this compensation over a weighted average period of approximately 2.20 years.

Restricted Stock Units

During April and June 2024, Legacy Stardust Power granted 2,024,985 restricted stock units (“2023 Plan RSUs”) to employees under the 2023 Equity Incentive Plan. These 2023 Plan RSUs are subject to a service-based vesting requirement, and a liquidity plus service-based vesting requirement, which is defined as completion of a go public transaction or change in control. In order for any shares to vest, both the service-based vesting requirement and the liquidity plus service-based vesting requirement must be satisfied with respect to such shares. The liquidity conditions were met on July 8, 2024 upon consummation of the Business Combination, and therefore compensation expenses related to these awards began to be recognized in the year ended December 31, 2024 using a graded vesting method over the requisite service period.

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

RSU activity for the three months ended March 31, 2025, and balances as at the end of March 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	1,004,822	$8.67
Granted	-	-
Vested	(82,456)	8.41
Forfeited	-	-
Unvested as at March 31, 2025	922,366	8.69

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $1,297,888 and $Nil for the three months ended March 31, 2025, and 2024, respectively.

As at March 31, 2025, total unvested compensation cost for RSUs granted to employees not yet recognized was $4,017,094. The Company expects to recognize this compensation over a weighted average period of approximately 2.27 years.

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

During the period ended March 31, 2025, the Company granted to employees (a) 408,719 RSUs which are subject to a service based vesting requirement and (b) 20,000 RSUs fully vested as of the date of grant. The PSUs cliff vest at the end of a three-year term subject to share price-based market condition (i.e., the volume weighted average price of the Common Stock is greater than or equal to $12.00 per share for a period of 20 trading days in any 30 trading day period or there is a change of control, or the PSUs are otherwise forfeited). The compensation expense for these RSUs and PSUs were recognized on a straight-line basis over the term of the award.

The grant date fair value of RSUs is based on the closing price of the Company’s Common Stock, as reported on The Nasdaq Global Select Market on the date of grant.

RSU activity for the three months ended March 31, 2025, and balances as at the end of March 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	1,482,081	11.51
Granted	428,719	0.47
Vested	(62,216)	8.04
Forfeited	-	-
Unvested as at March 31, 2025	1,848,584	9.07

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $1,350,513 and $Nil for the three months ended March 31, 2025, and 2024, respectively.

As at March 31, 2025, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $5,816,441. The Company expects to recognize this compensation over a weighted average period of approximately 3.09 years.

As at March 31, 2025, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $8,996,626. We expect to recognize this compensation over a period of approximately 3.46 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$11.62
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the three months ended March 31, 2025, and balances as at the end of March 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	506,596	6.73
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at March 31, 2025	506,596	6.73

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $280,069 and $Nil for the three months ended March 31, 2025, and 2024, respectively.

As at March 31, 2025, total unvested compensation cost for PSUs granted to employees not yet recognized was $2,797,567. The Company expects to recognize this compensation over a weighted average period of approximately 2.46 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCOUNTING FOR WARRANTS LIABILITY

The Company established the initial fair value of the Private and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on March 31, 2025. Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. As at March 31, 2025 and December 31, 2024, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding at March 31, 2025, and December 31, 2024.

Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders, and that certain other conditions are met. Once the Public Warrants become exercisable, the Company may also redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the common stock equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the common stock is less than $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.

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

The Private Warrants have terms and provisions that are identical to those of the Public Warrants. However, the Private Warrants are not redeemable by the Company as long as they are held by the Sponsor or its permitted transferees. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s warrants are not indexed to the Company’s Common Stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Further, there is a settlement cap for Public Warrants, and Private Warrants upon transfer from Sponsor or permitted transferees to other holders, if the holder elects to exercise warrants on a cashless basis if the Company fails to maintain an effective registration statement covering the Common Stock issuable upon warrant exercises throughout the term of the warrants. Maintenance of an effective registration statement is not an input to the fair value option model for a fixed-for-fixed option or forward. As such, the Company’s warrants are accounted for as derivative warrant liabilities which are required to be valued at fair value at each reporting period.

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At March 31, 2025	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$350,704	$350,704	$-	$-
Private warrants	401,356	-	401,356	-
Warrant liability	$752,060	$350,704	$401,356	$-

Description	At December 31, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$1,143,071	$1,143,071	$-	$-
Private warrants	1,308,166	-	1,308,166	-
Warrant liability	$2,451,237	$1,143,071	$1,308,166	$-

At March 31, 2025 and December 31, 2024, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three months ended March 31, 2025.

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at March 31, 2025. Further, no material expenses have been incurred towards the feasibility studies during the three months ended March 31, 2025. All costs associated with the feasibility studies would be expensed as incurred.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $30,676 and $34,707 as at March 31, 2025, and December 31, 2024, respectively. The Company recognized a loss of $4,031 and $54,658 for the three months ended March 31, 2025, and March 31, 2024, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the ASX for $1,600,000. This investment in the ordinary shares of IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at March 31, 2025. Further no material expenses have been incurred towards due diligence during the three months ended March 31, 2025. All cost associated would be expensed as incurred. The Company neither has a controlling financial interest nor does it exercise significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals’ ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company. Additionally, the Company has the option to acquire a second tranche of 10,000,000 shares on similar terms as the initial investment, plus 20,000,000 free attaching warrants to acquire ordinary shares of IRIS Metals at an exercise price of $0.40 per share. This second tranche investment is subject to approval by the Company and IRIS Metals shareholders and other conditions precedent.

IRIS Metals’ ordinary shares are listed on the ASX with a readily determined fair value and change in the fair value is recognized in the consolidated statements of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $1,476,501 and $1,461,715 as at March 31, 2025 and December 31, 2024, respectively. The company recognized a gain of $14,786 for the three months ended March 31, 2025, due to change in fair value of securities in the consolidated statements of operations. Further, this investment in securities has been disclosed outside of current assets on the consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

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

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 636,916 Common Stock shares of the Company and therefore no further fair valuation was required as at March 31, 2025 and at December 31, 2024. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the unaudited condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,496,422	$-	$-	$1,496,422
Total financial assets	$1,496,422	$-	$-	$1,496,422

	Fair Value Measurements as at March 31, 2025
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,507,177	$-	$-	$1,507,177
Total financial assets	$1,507,177	$-	$-	$1,507,177

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$532,700	$532,700
Total financial liabilities	$-	$-	$532,700	$532,700

	Fair Value Measurements as at March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

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

The make-whole obligation liability related to the Purchase Agreement is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 4.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes and Sponsor earnout liability:

	SAFE notes at fair value	Sponsor Earnout liability at fair value
Balance as at December 31, 2023	$5,212,200	$-
Issuance of notes	200,000	-
Change in fair value	107,900	-
Balance as at March 31, 2024	5,520,100	-
Issuance of notes	-	-
Change in fair value	847,100	-
Balance as at June 30, 2024	6,367,200	-
Issuance of common stock upon conversion	(6,367,200)	-
Sponsor earnout liability recognized on closing of Business Combination	-	4,608,900
Change in fair value	-	(1,636,100)
Balance as at September 30, 2024	-	2,972,800
Change in fair value	-	(2,440,100)
Balance as at December 31, 2024	-	532,700
Change in fair value	-	(528,000)
Balance as at March 31, 2025	$-	$4,700

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the audited consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the SAFE note agreements, the SAFE notes converted into 636,916 shares of the Company’s Common Stock.

NOTE 10 – SEGMENT REPORTING

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

	Three months ended March 31, 2025	Three months ended March 31, 2024
Professional and consulting fees	1,222,673	523,624
Legal fees	212,935	84,653
Payroll and related taxes	3,556,648	470,853
Insurance	145,038	26,994
Marketing and events	315,326	11,356
Other	296,028	117,886
Total	5,748,648	1,235,366

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as a Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC, providing for loan in the principal amount of $250,000, bearing interest at a rate of 15% per year, and maturing in March 2025. (the “Maturity Date”). Pursuant to the Term Sheets, an aggregate of approximately 470,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has repaid the principal amount of $250,000 and the accrued interest of $9,166. Subsequent to the quarter end, the Company issued 104,748 shares of common stock and 52,374 warrants to DRE Chicago on April 24, 2025.

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). Pursuant to the Term Sheet, 5,500,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company repaid the principal amount of $1,750,000 and the accrued interest of $70,000. Subsequent to the quarter end, the Company issued 977,653 shares of Common Stock and 488,826 of warrants to Endurance on April 24, 2025.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Expense type	Three months ended March 31, 2025	Three months ended March 31, 2024

Expenses under contract due to:
DRE Chicago LLC	Interest	7,187
Endurance Antarctica Partners II, LLC	Interest	51,042	-
Total expenses		$58,229	$0

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company entered into notes payable agreements of $5,875,000 in 2024 with related parties, all of whom were affiliates.

		As of March 31, 2025	As of December 31, 2024

DRE Chicago LLC	Interest Accrued	-	1,979
Endurance Antarctica Partners II, LLC	Interest Accrued	-	18,958
DRE Chicago LLC	Short-term loan*	375,000	625,000
Endurance Antarctica Partners II, LLC	Short-term loan*	3,500,000	5,250,000
Notes obtained from related parties		$3,875,000	$5,895,937

*	Short-term loan includes Equity Kicker payable as per the terms of the loan agreement.

In March 2025, the Company repaid the loan principal amount of $250,000 and $1,750,000 and interest of $9,166 and $70,000 to DRE Chicago LLC and Endurance Antarctica Partners II, LLC, respectively.

NOTE 12 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	March 31, 2025	December 31, 2024
Accrued expenses	$1,603,107	$1,787,985
Capital market advisory fees	1,500,000	1,500,000
Personnel related liabilities	1,265,943	1,400,141
Accrued Interest	684	34,561
Total	$4,369,734	$4,722,687

NOTE 13 – SHORT-TERM LOANS

Insurance funding borrowing

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. The carrying amount of $130,638 and $258,552 is included as Short-term Loan Liability on the accompanying unaudited condensed consolidated balance sheets as on March 31, 2025, and December 31, 2024. The Company recognized interest expense of $3,903 on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

On November 19, 2023, the Company entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. The debt is payable in monthly installments of $8,389 per month for 10 months. Payments include a stated interest rate of 8.25% and are secured against lien on the insurance policy. The debt was fully repaid on September 1, 2024 and there was no balance outstanding as of December 31, 2024 and March 31, 2025. The Company recognized interest expense of $1,289 on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,750,000, which will be settled in cash along with a premium of $3,500,000 in the form of variable number of shares. The Equity Kicker $3,500,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $3,500,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company repaid the principal amount of $1,750,000 and the accrued interest of $70,000. Subsequent to the quarter end, the Company issued 977,653 shares of Common Stock and 488,826 warrants to Endurance on April 24, 2025.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,800,000, which will be settled in cash along with a premium of $2,700,000 in the form of variable number of shares. The Equity Kicker $2,700,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $2,700,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company repaid the principal amount of $1,800,000 and the accrued interest of $67,146. Subsequent to the quarter end, the Company issued 754,187 shares of Common Stock and 377,092 warrants to the investors on April 24, 2025.

The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	March 31, 2025	December 31, 2024
Insurance funding loan	$130,638	$258,552
Short-term loans from related parties (See Note 11)	3,875,000	5,875,000
Other short-term loans	2,325,000	3,875,000
Total	$6,330,638	$10,008,552

NOTE 14 – SUBSEQUENT EVENTS

On April 16, 2025 and April 17, 2025, Roshan Pujari, the Company’s Chairman of the Board and Chief Executive Officer, transferred an aggregate of 2,880,000 shares of the Company’s common stock for no consideration to an irrevocable trust for the benefit of a member of his family, for estate planning purposes and with the approval of the Company’s Board of Directors. As a result of the transfer, Mr. Pujari ceased to have voting or dispositive power over such shares. Consequently, Mr. Pujari no longer holds more than 50% of the voting power for the election of directors of the Company. Therefore, the Company no longer qualifies as a “controlled company” under the corporate governance standards of the Nasdaq. The Company had not availed itself of any of the corporate governance exemptions available to controlled companies and thus, is not required to make any changes to its existing corporate governance practices.

On April 3, 2025, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until September 30, 2025) to regain compliance with the MVLS Requirement. To regain compliance, the Company’s market value of listed securities must meet or exceed $50 million for a minimum of ten consecutive business days. The notification received has no immediate effect on the listing of Stardust’s securities on The Nasdaq Global Market.

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and the related notes thereto contained elsewhere in this Quarterly Report.

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

Recent financing activity

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from investors. The Company has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024. Subsequent to the quarter end, the Company issued 128,504 shares of Common Stock and 64,251 Warrants to the investors.

On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of common stock and accompanying warrants to purchase up to 4,792,000 shares of common stock at a combined public offering price of $1.20 per share and warrant, generating aggregate gross proceeds of approximately $5,750.000 before offering expenses. The common stock purchase warrants, exercisable at $1.30 per share and expiring five years from issuance, were issued under an effective registration statement on Form S-1 (File No. 333-284298), filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), that became effective on January 23, 2025.

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of common stock at an exercise price of $0.70 per share, subject to shareholder approval and Nasdaq rules. The Company received gross proceeds of approximately $3 million on March 18, 2025, and intends to use the net proceeds for working capital and general corporate purposes. No exercises of the Inducement Warrants have occurred as of the date on which these unaudited condensed consolidated financial statements were available to be issued.

Engineering Agreement

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Lithium Facility at Southside Industrial Park in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments and is due for completion in the first half of 2025.

Investment in IRIS Metals Limited

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares if IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at March 31, 2025. Further no material expenses have been incurred towards due diligence during the year ended March 31, 2025. The Company neither has a controlling financial interest nor does it exercise significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

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

On February 7, 2025, the Company executed an exclusive license agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including the KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 500,000 shares of Common Stock (the “Royalty Shares”). The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering. As on the effective date of the agreement, the Company received the contractual right to access and purchase KMX VMD Units. No Common Stock has been issued as of March 31, 2025. The Company has a present obligation to issue the common stock as of the effective date and accordingly has recognized a liability of $343,000 and presented as other long-term liability on the unaudited condensed consolidated balance sheet as on March 31, 2025, with a corresponding debit recorded as other long-term asset, until the license meets the recognition criteria for an intangible asset. Subsequent to quarter end, the Company issued 500,000 shares of Common Stock to KMX.

Short-term loans

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to Endurance on April 24, 2025

In December 2024, the Company entered into binding term sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to the lenders on April 24, 2025

Notices from Nasdaq

On March 18, 2025, we received a notice (the “MVPHS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C), as the Company’s market value of publicly held shares closed below $15,000,000 for the previous 30 consecutive business days. On March 19, 2025, we received a subsequent notice (the “Minimum Bid Price Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock closed below $1.00 per share for the previous 30 consecutive business days. On April 3, 2024, we received a subsequent notice (the “MVLS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b) (2)(A), as the market value of the Company’s listed securities fell under $50 million for the previous 30 consecutive business days. The MVPHS Notice, Minimum Bid Price Notice and MVLS Notice have no present impact on the listing of the Company’s securities on the Nasdaq Global Market.

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

Separately, the Company has a period of 180 calendar days, or until September 30, 2025, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, during this 180-day compliance period, the market value of the Company’s listed securities must close at $50,000,000 or more for a minimum of 10 consecutive business days. If compliance is not achieved with this rule by September 30, 2025, Nasdaq will provide written notification to the Company that its securities are subject to delisting. At such time, the Company may appeal the delisting determination to a Hearings Panel.

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

We are a development stage company, and have purchased the site in Southside Industrial Park, Muskogee, Oklahoma. The critical issue analysis, phase I ESA, geotechnical study, and readiness assessment of the site in Southside Industrial Park, Muskogee, Oklahoma has been conducted, and we may be required to conduct other relevant studies.

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 metric tons per annum (“tpa”). The second phase is to add a second production line with up to 25,000 tpa, to create a total capacity of up to 50,000 tpa.

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

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services for organization setup and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in initially setting up our Facility, hire additional employees, and subsequently invest in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and the Nasdaq Global Market.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes. During the year 2024, the Company issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC respectively. These notes carry an interest rate of 6% with maturity date of February 28, 2025, and July 1, 2025, respectively. The Company is actively negotiating the terms for repayment of the promissory note issued to IGX and is evaluating multiple options including a possible strategic investment.

Interest expense

Interest expense is comprised of interest payable on the Insurance Funding loans and short-term loans.

The Company entered into a financing agreement of $510,000 for the purchase of a director and officer’s insurance policy with AFCO Insurance Premium Finance in 2024. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

The Company issued a Term Sheet to Endurance in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

The Company issued Term Sheets to several lenders, providing for loans in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

Interest expense for the three months ended March 31, 2024 included interest on a Legacy Stardust Power financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as of March 31, 2025.

Finance charges

Finance charges includes the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement and the costs incurred on sale of common stock pursuant to the Common Stock Purchase Agreement.

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

Change in fair value of SAFE notes

Change in fair value of SAFE notes relates to movements in fair value of SAFE notes that have been classified as liability instruments in the financial statements, which need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes were converted into Common Stock of the Company and hence the balance is $Nil in the unaudited condensed balance sheet as of March 31, 2025, and December 31, 2024.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to the Sponsor which have been classified as liability instruments in the financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to movements in fair value of Public Warrants and Private Warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the period indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024	Changes
Revenue

General and administrative expenses	5,748,648	1,235,366	4,513,282
Operating loss	(5,748,648)	(1,235,366)	(4,513,282)
Other income (expenses)
Interest income	7,279	-	7,279
Interest expense	(107,841)	(1,289)	(106,552)
Finance charge	(198,422)	-	(198,422)
Change in fair value of earnout shares	528,000	-	528,000
Change in fair value of warrant liability	1,699,177	-	1,699,177
Change in fair value of investment in equity securities	10,755	(54,658)	65,413
Change in fair value of SAFE notes	-	(107,900)	107,900
Total other income (expenses)	1,938,948	(163,847)	2,102,795

Net loss	(3,809,700)	(1,399,213)	(2,410,487)

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products, and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses primarily attributable to fees for professional and consulting fees, mainly comprising marketing advisory services and other consulting, legal services and advisory services with respect to the Company’s organization, fees for strategic investments evaluation and employee related compensation expenses representing base salary, benefits and stock based compensation expense. The details of these expenses are as follows:

	Three months ended
	March 31, 2025	March 31, 2024	Changes
Professional and consulting fees	1,222,673	523,624	699,049
Legal fees	212,935	84,653	128,282
Payroll and related taxes	3,556,648	470,853	3,085,795
Insurance	145,038	26,994	118,044
Marketing and events	315,326	11,356	303,970
Other	296,028	117,886	178,142
Total	5,748,648	1,235,366	4,513,282

For the three months ended March 31, 2025, general and administrative expenses increased compared to three months ended March 31, 2024, primarily due to higher employee related costs driven by an increase in stock based compensation expense and increase in number of employees, increase in legal fees, professional and consulting fees including stock based compensation expense for consultants, accounting advisory, statutory auditor fees, technical consultants and business consulting and an increase in marketing, conferences and events expenses and other administrative expenses in line with growth in operations.

Other Income (Expenses)

Interest income

For the three-month period ended March 31, 2025, the Company recorded interest income of $7,279, compared to $Nil for the same period in 2024. The increase of $7,279 is attributable to interest earned on promissory notes issued during August 2024.

Interest expense

For the three months ended March 31, 2025, interest expenses increased compared to three months ended March 31, 2024 primarily due to interest expense incurred on the financing agreement for the Company’s purchase of directors and officers and other insurance policies. Additionally, the Company entered into finance agreements for short-term loans with various lenders during December 2024, resulting in an increase in interest expense of $106,552. The Company had only a director and officer’s insurance financing agreement taken in November 2023 during the comparative prior period.

Finance charges

Finance charges for the three months ended March 31, 2025, amounted to $198,422, compared to $Nil finance charges during the three months ended March 31, 2024. Finance charges for the three months ended March 31, 2025, primarily comprise of the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement.

Change in fair value of investment in equity securities

For the three-month period ended March 31, 2025, the Company recognized an increase of $10,755 in the fair value of its investment in equity securities, compared to a decrease of $54,658 for the three-month period ended March 31, 2024. The net change of $65,413 is primarily attributable to fluctuations in the quoted market prices of the Company’s investments in QXR and IRIS Metals.

Change in fair value of SAFE notes

For the three months ended March 31, 2025, the Company did not recognize any change in the fair value of SAFE notes, compared to a loss of $107,900 for the three months ended March 31, 2024. The variance of $107,900 is due to changes in estimates related to inputs used in the valuation of SAFE notes, which have been classified as liability instruments, based on third party valuations, prior to the conversion of the instruments into Common Stock. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such SAFE notes post business combination consummation.

Change in fair value of earnout shares

The income from change in fair value of earnout shares increased by $528,000 for the three months ended March 31, 2025, related to movements in fair value of earnout shares issued to the Sponsor. The earnout shares have been classified as liability instruments in the financial statements, and the fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end. The Company had not issued any such earnout shares in the comparative period.

Change in fair value of warrant liability

Change in fair value of warrant liability which was an increase in income of $1,699,177 for the three months ended March 31, 2025, relates to movements in fair value of Public and Private Warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end. The Company had not issued any such warrants in the comparative period.

Tax expenses

For the three months ended March 31, 2025, and 2024 the tax expense is Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the balance sheet as at March 31, 2025 and December 31, 2024, primarily due to net operating loss carryforwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three months ended March 31, 2025, and March 31, 2024, the Company incurred a net loss of $3,809,700 and $1,399,213 respectively. Since the Company is yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of March 31, 2025, and December 31, 2024, we had an accumulated deficit of $56,428,648 and $ 52,618,948 respectively.

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

Our current and ongoing liquidity requirements will depend on many factors, including: our launch cadence, the timing and extent of spending to support additional development efforts, the introduction of new and enhanced offerings, the continuing market adoption of our offerings, the timing and extent of additional capital expenditures to build and invest in the Facility. In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, business offerings and technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.

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

Our unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity having no revenues, has incurred net loss since inception of $56,428,648 and has stockholders’ deficit of $12,835,162 as at March 31, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital.

As discussed above:

●	On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II. During the three months ended March 31, 2025, the Company issued 3,981 shares of common stock pursuant to the Purchase Agreement, aggregating to net proceeds of $15,922.

●	On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of Common Stock and accompanying warrants to purchase up to 4,792,000 shares of Common Stock at a public offering price of $1.20 per share and warrant with an exercise price of $1.30, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses.

●	On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share, generating aggregate gross proceeds of approximately $3 million, before related expenses, on March 18, 2025. In connection with such exercise, the Company agreed to issue new Common Stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of common stock at an exercise price of $0.70 per share.

We believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan has an annual percentage rate of 8.25% and is payable in 10 installments through September 21, 2024. As at December 31, 2024 and March 31, 2025, the loan was fully repaid and the balance was $Nil.

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

The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to 25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Stardust Power board of directors (the “Board”), and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and is valued as part of the liability value associated with the instrument as a whole. Additionally, the SAFE notes provided the investor certain rights upon an equity financing, change in control or dissolution as described in Note 4 of the unaudited condensed consolidated financial statements of the Company. The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. As of December 31, 2023, the fair value of the SAFE notes was $5,212,200 and were classified as a non-current liability. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that were not SAFE notes and/or pari preferred equity.

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

Short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to Endurance on April 24, 2025

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to the lenders on April 24, 2025.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Net cash used in operating activities	(2,875,187)	(934,680)	(1,940,507)
Net cash used in investing activities	(960,332)	(3,131)	(957,201)
Net cash provided by financing activities	4,511,080	54,385	4,456,695
Net change in cash	675,561	(883,426)	1,558,987

Cash Flows Used in Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $2,875,187, consisting of a $3,809,700 net loss, adjusted for $ 915,041 non-cash charge for stock based compensation, change in fair value of investments, warrant liability, sponsor earnout shares, common stock make-whole obligation, and depreciation and a $19,472 net change in operating assets and liabilities, primarily driven by a decrease of $69,462 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by an increase of $88,934 in prepaid expenses and other assets.

For the three months ended March 31, 2024, net cash used in operating activities was $934,680, consisting of a $1,399,213 net loss, adjusted for $222,342 non-cash charge for change in fair value of SAFE notes, investment in equity securities, stock based compensation and depreciation and $242,191 net change in operating assets and liabilities, primarily driven by an increase of $362,363 in accounts payable, other current liabilities which primarily represent the various costs that are expected to be incurred as we set up operations during this period partially offset by decrease of $120,172 in prepaid expenses and other assets.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $960,332, primarily representing $959,644 on account of capital project costs related to construction of the refinery. For the three months ended March 31, 2024, net cash used in investing activities was $3,131 for the purchase of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $4,511,080, related primarily to gross proceeds from consummation of a public offering in January 2025 of $5,750,400, Warrant Inducement gross proceeds of $2,971,040 in March 2025, advance from PIPE investors of $125,000, common stock issuance proceeds of $16,414 partially offset by repayment of short-term loans of $3,677,914, payment of transaction costs associated with public offering and warrant inducement of $648,860, and deferred transaction costs payment of $25,000.

For the three months ended March 31, 2024, net cash provided by financing activities was $54,385, related primarily to proceeds of $200,000 received for issuance of SAFE notes, partially offset by payment of deferred transaction costs of $115,788, repayment of short-term loan of $23,824 and repurchase of unvested shares of $6,003.

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

Commitments and Contractual Obligations

We have entered into an engineering agreement with Primero USA, Inc. for $4,724,690 to provide a FEL-3 report. See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding other contractual obligations and commitments. While the Company has not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

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

The Company has deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the audited consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the Public Offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company deferred $25,000 of costs incurred towards potential future debt arrangement which is presented within current assets in the unaudited condensed consolidated balance sheet as at March 31, 2025. If the transaction does not materialize, the deferred offering costs will be expensed.

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

Fair Value of Common Stock

Due to the absence of an active market for our Common Stock prior to consummation of the business combination, and in accordance with the American Institute of Certified Public Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the fair value of our Common Stock was previously estimated based on valuation carried out by third party appraisers and approved by our Board based on current available information and after exercising reasonable judgment. This estimate requires significant judgment and considers several factors, including:

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding recent accounting pronouncements.

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

Related Party Transactions

On September 18, 2024, the Company entered into a consulting agreement in the amount of $500,000 with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as the Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, as discussed above, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC and other lenders, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to DRE Chicago on April 24, 2025.

As discussed above, in December 2024, the Company entered into a binding term sheet with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the quarter ended March 31, 2025, the Company has fully repaid the principal amount and the accrued interest. Subsequent to the quarter end, the Company issued the equity shares and warrants to Endurance on April 24, 2025.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). At closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Warrants. Each Private Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. At March 31, 2025 there were 5,566,667 Private Warrants outstanding. As at March 31, 2025, the fair value of Private Warrants amounted to $401,356. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at March 31, 2025, the fair value of Sponsor Earnout Shares amounted to $4,700.

Recent Events

See Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding subsequent events.

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

Human Capital Risk

The success of our business is dependent upon the skills, expertise, industry knowledge and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals, particularly those having specialized technical knowledge in the exploration, extraction, and purification of brine from varying sources to produce battery-grade lithium, and employees who are motivated to serve the best interests of our clients, thereby serving the best interests of our Company. Attracting and retaining employees depends, among other things, on our Company’s culture, management, work environment, geographic locations and compensation. There are risks associated with the proper recruitment, development and rewards of our employees to ensure quality performance and retention. We offer competitive compensation and benefits to retain human capital, intend to offer educational opportunities to allow advancement, and promote balance in work life conditions by offering hybrid work-from-home options.

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

Market Risk Exposure

Interest Rate Risk

As of March 31, 2025, the Company did not have any significant risk for changes in interest rates.

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

Background and Remediation of Material Weaknesses

During the period from March 16, 2023 (inception) to December 31, 2023, the Company’s management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environment), lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. We designed and implemented measures to improve our controls over financial reporting process and remediated these material weaknesses. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our Company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. For more information, please refer to “Risk Factors - We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price” in our Annual Report on Form 10-K filed with SEC on March 27, 2025.

Changes in Internal Control over Financial Reporting

Other than the material weakness remediation efforts undertaken during 2024, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk of this Quarterly Report on Form 10-Q. Any of these factors could result in a significant or material adverse effect on the Company’s business, results of operations, or financial condition.

There have been no material changes to the Company’s risk factors since its Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair its business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
10.1	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Chris Edward Celano, effective January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.2	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Paramita Das, effective January 1, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.4	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.5	Securities Purchase Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and a certain investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.6	Placement Agency Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.7	Exclusive License Agreement between KMX Technologies, Inc. and Stardust Power Inc. dated February 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2025).
10.8	Form of Inducement Letter Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: May 14, 2025		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

