Form 10-K/A
period 2024-12-31
Stardust Power Inc.
filed 2025-07-11
CIK 1831979

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

As of July 10, 2025, there were 84,447,421 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
KNAV CPA LLP	Atlanta, GA	2983

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Stardust Power Inc. (the “Company”) for the year ended December 31, 2024, initially filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Filing”), for the purpose of updating the disclosure in Item 9A “Controls and Procedures.” The Original Filing inadvertently omitted (a) a statement disclosing the conclusions of the Company’s principal executive and principal financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 and (b) management’s assessment of the effectiveness of the Company’s internal control over financial reporting, including as to whether or not such internal control was effective, as of December 31, 2024. This Amendment corrects such omission and amends and replaces Item 9A “Controls and Procedures” in its entirety.

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

2

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Background and Remediation of Material Weaknesses

During the period from March 16, 2023 (inception) to December 31, 2023, the Company’s management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environment), lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. We designed and implemented measures to improve our controls over financial reporting process and remediated these material weaknesses. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our Company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. For more information, please refer to “Risk Factors - We identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price” in this Annual Report on Form 10-K.

3

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

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2024 and our disclosure controls and procedures had no material weakness as of December 31, 2024. See “Changes in Internal Control over Financial Reporting”, below. Accordingly, our management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

4

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 11, 2025

STARDUST POWER INC.

By:	/s/ Roshan Pujari
Name:	Roshan Pujari
Title:	Chief Executive Officer and Chairman