Form 10-Q
period 2025-06-30
Stardust Power Inc.
filed 2025-08-13
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 84,589,754 shares of common stock, par value $0.0001 per share, issued and outstanding.

STARDUST POWER INC

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2025

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of June 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$2,606,750	$912,574
Prepaid expenses and other current assets	147,533	606,331
Investment in equity securities	576,571	-
Deferred transaction costs	25,000	116,121
Promissory notes	332,363	502,838
Total current assets	$3,688,217	$2,137,864
Property and equipment, net	1,754,411	1,755,947
Capital project costs	5,266,271	3,320,403
Investment in equity securities	18,228	1,496,422
Other long-term assets	576,335	312,501
Total assets	$11,303,462	$9,023,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,585,314	$10,264,117
Accrued liabilities and other current liabilities	4,319,006	4,722,687
Current portion of early exercised shares option liability	1,253	1,814
Short-term loan from related parties (Note 11)	-	5,875,000
Short-term loans	-	4,133,552
Total current liabilities	$14,905,573	$24,997,170
Warrant liability	279,545	2,451,237
Advance from PIPE investor	-	425,000
Earnout liability	4,700	532,700
Early exercised shares option liability	1,108	2,814
Total liabilities	$15,190,926	$28,408,921

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at June 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 84,274,837 and 47,736,279 shares issued and outstanding as at June 30, 2025, and December 31, 2024, respectively	8,292	4,603
Additional paid-in capital	56,237,330	33,228,561
Accumulated deficit	(60,133,086)	(52,618,948)
Total stockholders’ deficit	$(3,887,464)	$(19,385,784)

Total liabilities and stockholders’ deficit	$11,303,462	$9,023,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$-	$-	$-	$-

General and administrative expenses	3,036,347	1,267,059	8,784,994	2,502,425
Operating Loss	(3,036,347)	(1,267,059)	(8,784,994)	(2,502,425)
Other income (expenses)
Interest income	4,731	-	12,010	-
Interest expense	(58,092)[1]	(789)[1]	(165,933)[1]	(2,078)[1]
Finance charge	(20,697)	-	(219,120)	-
Change in fair value of sponsor earn out shares	-	-	528,000	-
Change in fair value of warrant liability	472,515	-	2,171,692	-
Change in fair value of investment in equity securities	(738,889)	(108,014)	(728,134)	(162,672)
Change in fair value of convertible notes	-	(471,400)	-	(471,400)
Change in fair value of SAFE notes	-	(847,100)	-	(955,000)
Loss on sale of investment in equity securities	(95,178)	-	(95,178)	-
Loss on write-off of Promissory note and deposit	(232,481)	-	(232,481)	-
Total other expenses	(668,091)	(1,427,303)	1,270,856	(1,591,150)

Net Loss	$(3,704,438)	$(2,694,362)	$(7,514,138)	$(4,093,575)

Net loss per share
Basic	$(0.06)	$(0.07)	$(0.13)	$(0.10)
Diluted	$(0.06)	$(0.07)	$(0.13)	$(0.10)

Weighted average common shares outstanding
Basic	$63,198,151	$39,977,333	$58,116,801	$39,938,310
Diluted	$63,198,151	$39,977,333	$58,116,801	$39,938,310

(1)	Includes related party amounts of $422 and $Nil for the three months ended June 30, 2025, and 2024, respectively and $58,651 and $Nil for the six months ended June 30, 2025, and 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

(Unaudited)

For the six months ended June 30, 2024
	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Balance as at December 31, 2023	41,499,772	$4,023	$54,800	$(3,793,585)	$(3,734,762)
Net loss	-	-	-	(1,399,213)	(1,399,213)
Transfer from early exercised stock option liability on vesting (Note 3)	-	-	100	-	100
Stock based compensation (Note 3)	-	-	59,599	-	59,599
Balance as at March 31, 2024	41,499,772	4,023	114,499	(5,192,798)	(5,074,276)
Net loss	-	-	-	(2,694,362)	(2,694,362)
Transfer from early exercised stock option liability on vesting (Note 3)	-	-	100	-	100
Stock based compensation (Note 3)	-	-	58,125	-	58,125
Balance as at June 30, 2024	41,499,772	$4,023	$172,724	$(7,887,160)	$(77,10,413)

For the six months ended June 30, 2025
	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2024	47,736,279	$4,603	$33,228,561	$(52,618,948)	$(19,385,784)
Net loss	-	-	-	(3,809,700)	(3,809,700)
Transfer from early exercised stock option liability on vesting (Note 5)	-	6	355	-	361
Stock based compensation (Note 5)	-		2,954,279	-	2,954,279
Issuance of common stock	3,981	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	4,792,000	479	4,590,590	-	4,591,069
Issuance of common stock upon warrant inducement, net of offering costs	4,792,000	479	2,797,720	-	2,798,199
Repurchase of unvested early exercised common stock	(244,494)	-	-	-	-
Issuance of common stock for settlement of RSU	570,714	57	(57)	-	-
Balance as at March 31, 2025	57,650,480	$5,624	$43,587,862	$(56,428,648)	$(12,835,162)
Net loss	-	-	-	(3,704,438)	(3,704,438)
Transfer from early exercised stock option liability on vesting (Note 5)	-	5	308	-	313
Stock based compensation (Note 5)	-		1,426,400	-	1,426,400
Issuance of common stock (Note 4)	160,620	16	106,120	-	106,136
Issuance of common stock to short- term loan holders (Note 14)	1,731,840	173	6,199,827	-	6,200,000
Issuance of common stock to PIPE investors (Note 4)	128,504	13	549,987	-	550,000
Issuance of common stock to vendor	150,000	15	80,597	-	80,612
Issuance of common stock under license arrangement (Note 4)	500,000	50	342,950	-	343,000
Issuance of common stock for settlement of RSU	1,353,393	136	(136)	-	-
Issuance of common stock from public offering, net of offering costs	22,600,000	2,260	3,943,415	-	3,945,675
Balance as at June 30, 2025	84,274,837	$8,292	$56,237,330	$(60,133,086)	$(3,887,464)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. & Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities:
Net loss	$(7,514,138)	$(4,093,575)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	4,380,679	117,724
Loss from change in fair value of common stock make-whole obligation	215,443	-
Loss on sale of investments in equity securities	95,178	-
Change in fair value of investment in equity securities	728,134	162,672
Change in fair value of SAFE notes	-	955,000
Loss on write-off of promissory notes and deposit	232,481	-
Loss on write-off of deferred transaction cost	30,000	-
Change in fair value of warrant liability	(2,171,692)
Change in fair value of convertible notes	-	471,400
Change in fair value of sponsor earnout shares	(528,000)
Depreciation expense	1,536	505
Changes in operating assets and liabilities:
Prepaid expenses and other assets	239,723	(65,185)
Accounts payable	128,902	266,068
Accrued liabilities and other current liabilities	(328,696)	81,465
Net cash used in operating activities	$(4,490,450)	$(2,103,926)
Cash flows from investing activities:
Capital project costs	(2,278,760)	(442,966)
Land acquisition cost	(16,619)	-
Proceeds from sale of investment in equity securities	78,311	-
Investment in other long-term assets	-	(50,000)
Purchase of property and equipment	-	(7,421)
Net cash used in investing activities	$(2,217,068)	$(500,387)
Cash flows from financing activities:
Proceeds from investor for issuance of SAFE notes	-	200,000
Proceeds from issuance of common stock	122,551	-
Proceeds from issuance of notes payable to related parties	250,000	-
Repayment of notes payable to related parties	(250,000)	-
Repayment of short-term loan from related parties	(2,000,000)	-
Repayment of short-term loan	(1,808,552)	(48,143)
Proceeds from advance received from PIPE investors	125,000	75,002
Deferred transaction costs paid	(25,000)	(346,401)
Proceeds from public offering	10,270,400	-
Proceeds from warrant inducement exercises	2,971,040	-
Transaction costs associated with public offering and warrant inducement	(1,252,152)	-
Proceeds from issuance of convertible notes	-	2,100,000
Repurchase of unvested shares	(1,593)	(6,003)
Net cash provided by financing activities	$8,401,694	$1,974,455

Net (decrease)/ increase in cash	$1,694,176	$(629,858)
Cash at the beginning of the period	912,574	1,271,824
Cash at the end of the period	$2,606,750	$641,966

Supplemental disclosure for cash flow information:
Interest paid	$143,565	$2,189
Taxes paid	5,150	-
Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$-	$1,612,331
Unpaid capital project costs	1,698,517	27,253
Reclass of advances to capital project costs	236,235	-
Unpaid public offering issuance cost	623,345	-
Unpaid warrant inducement issuance cost	29,000	-
Incremental fair value of warrant inducement	2,108,480	-
Issuance of common stock to short- term loan holders	6,200,000	-
Issuance of common stock to PIPE investors	550,000	-
Issuance of common stock to vendor	80,612	-
Issuance of common stock under license arrangement	343,000	-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of June 30, 2025, its unaudited condensed consolidated statements of operations, stockholders’ deficit for the three and six months ended June 30, 2025 and June 30, 2024 and condensed statement of cashflows for six months ended June 30, 2025 and June 30, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the above referenced form 10-K.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, and fair valuation of stock based compensation, common shares purchase agreement, warrants, convertible notes, simple agreement for future equity notes (each a “SAFE note”), and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

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

As of June 30, 2025, the Company has $2,606,750 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $3,704,438 and $7,514,138 for the three and six months ended June 30, 2025, respectively. The Company has an accumulated deficit of $60,133,086 and stockholders’ deficit of $3,887,464 as of June 30, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. During the six months ended June 30, 2025, the Company issued 164,601 shares of Common Stock aggregating to net proceeds of $118,874. (See Note 4).

On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of Common Stock and accompanying warrants to purchase up to 4,792,000 shares of Common Stock at a public offering price of $1.20 per share and warrant with an exercise price of $1.30, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses. (See Note 4).

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share, generating aggregate gross proceeds of approximately $2,971,040 before related expenses. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of common stock at an exercise price of $0.70 per share, subject to shareholder approval and Nasdaq rules. (See Note 4).

On June 18, 2025, the Company consummated a public offering of 21,500,000 shares of Common Stock at a public offering price of $0.20 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 1,100,000 shares of Common Stock at a public offering price of $0.20 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses (See Note 4).

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Numerator:
Net loss	$(3,704,438)	$(2,694,362)	$(7,514,138)	$(4,093,575)
Denominator:
Weighted average shares outstanding	63,198,151	39,977,333	58,116,801	39,938,310
Net loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.13)	$(0.10)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	June 30, 2025	June 30, 2024
Unvested common stock – restricted shares (Note 5)	-	1,484,415
Restricted Stock options	361,948	-
Restricted Stock Units	1,686,034	-
Performance Stock units	506,596	-
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	4,864,133	-
Private warrants	5,566,667	-
Inducement warrants	9,584,000	-
Short term loan warrants	865,918	-
Private placement warrants	64,251	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2025, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the audited consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the public offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the six months ended June 30, 2025.

The Company has deferred $25,000 of costs incurred towards potential future debt arrangement which is presented within current assets in the unaudited condensed consolidated balance sheet as at June 30, 2025. If the transaction does not materialize, the deferred offering costs will be expensed.

Capital Project Costs and Property and Equipment, Net

The Company had an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an amount of $1,662,030. The Company capitalized an additional $78,535 as land for costs incurred for obtaining permits and title. On December 16, 2024, title to the land was transferred in the Company’s name. The Company capitalized $3,320,403 towards capital project costs related to front-end loading and environmental studies done for setting up the refinery during the year ended December 31, 2024. During the six months ended June 30, 2025, the Company capitalized an additional amount of $1,945,868 towards capital project costs. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment loss. The Company depreciates computer and equipment using the straight-line method over the estimated economic useful lives of the asset, which are generally three to five years. Land is a non-depreciable asset and is stated at cost.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2025, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On October 10, 2023, Legacy Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited, an Australian limited liability company (“QXR”), to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in QXR’s Liberty Lithium Brine Project (the “Project”). QXR is earning into 75% of the Project situated in Inyo County, California, by way of an earn-in agreement with IG Lithium LLC (“IGL”) and QXR intends to use either evaporation or direct extraction technology to produce a concentrated lithium product or other lithium products. On August 16, 2024, the Company entered into a promissory note arrangement with IGL (the “IGL Note”) for $316,000 to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of IGL. The promissory note including interest amounting to $332,363 and $322,961 is outstanding as on June 30, 2025, and December 31, 2024, respectively, and presented as Promissory notes issued under current assets on the condensed consolidated balance sheet. The Company is actively negotiating the terms for repayment and evaluating multiple options including a possible strategic investment and based on current information, does not believe an allowance for credit losses is necessary. The Company will continue to monitor these balances and reassess if conditions change.

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Lithium Facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4,724,690 in the aggregate, subject to customary potential adjustments. As at June 30, 2025 and December 31, 2024, the total performance pending to be performed and billed by Primero is $Nil and $1,855,911, respectively.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At June 30, 2025, the Company had 84,274,837 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of June 30, 2025, is approximately 212,584 shares of Common Stock related to restricted stock units that vested in 2024 and 2025 but have not yet been settled and issued. As of December 31, 2024, the Company had 47,736,279 shares of common stock, issued and outstanding.

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

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. The Company did not perform a fair valuation of expected earnout consideration using the Monte Carlo method as of June 30, 2025 as the Company determined that change in fair value is deemed immaterial to the fair value of earnout consideration. As at June 30, 2025 and December 31, 2024, the fair value of Sponsor Earnout Shares amounted to $4,700 and $532,700, respectively.

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

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital II, LLC. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, LLC up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable Nasdaq rules, the Company may not issue to B. Riley Principal Capital II, LLC under the Purchase Agreement more than 9,569,701 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the VWAP of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Additionally, B. Riley Principal Capital II, LLC cannot acquire shares that would result in its beneficial ownership exceeding 4.99% of Stardust Power’s outstanding shares. The Exchange Cap does not apply if the average share price exceeds $7.7020 per share but will remain in place if this threshold is not met and stockholder approval is not obtained. The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024, and June 30, 2025.

Upon executing the Purchase Agreement and Registration Rights Agreement, the Company also issued 63,694 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II, LLC as a consideration for this agreement. These shares, valued at $7.85 each (based on Nasdaq’s closing price on October 4, 2024), represent 1.0% of B. Riley Principal Capital II, LLC’s $50 million purchase commitment under the agreement. The cost of this on the effective date of the purchase agreement was $500,000 and included as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. Regarding the aforementioned commitment shares, the Purchase Agreement specifies the following:

a) If B. Riley Principal Capital II, LLC’s resale of the Commitment Shares yields less than $500,000 by specified dates, the Company may need to pay up to $500,000 in cash (the “make-whole obligation”).

b) No cash payment will be made if B. Riley Principal Capital II, LLC’s net proceeds from reselling the shares meet or exceed $500,000.

c) If B. Riley Principal Capital II, LLC’s resale proceeds exceed $500,000, it will pay the Company 50% of the amount above $500,000.

Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares is less than $500,000 then, upon notice by B. Riley Principal Capital II, LLC, the Company must pay the difference between $500,000, and the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares. On December 31, 2024, and June 30, 2025, the fair market value of the Commitment Shares was $227,989 and $12,546 respectively. Therefore, the Company’s make-whole obligation was $272,011 and $487,454 as of December 31, 2024, and June 30, 2025, respectively, and this amount was recorded in Accrued liabilities and other current liabilities in the accompanying audited condensed consolidated balance sheet as at December 31, 2024 and unaudited condensed consolidated balance sheet as at June 30, 2025, respectively. The change in the fair value of the make-whole obligation of $17,513 and $215,443 is recorded as a component of finance charges in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

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

The Company issued 164,601 shares of Common Stock during the six months ended June 30, 2025, aggregating to net proceeds of $ 118,874 under the Common Stock Purchase Agreement.

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

On June 18, 2025, the Company consummated a public offering of 21,500,000 shares of Common Stock at a public offering price of $0.20 per share, generating aggregate gross proceeds of approximately $4,300,000 before underwriting discounts and other offering expenses. The offering was conducted pursuant to a firm commitment underwriting agreement entered into with the underwriters, on June 17, 2025. The offering was made under an effective registration statement on Form S-1 (File No. 333-287939), which was declared effective by the SEC on June 16, 2025. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 3,225,000 shares of Common Stock to cover over-allotments, if any. On June 25, 2025, the underwriter partially exercised the over-allotment option, purchasing an additional 1,100,000 shares at the same public offering price, resulting in additional gross proceeds of approximately $220,000. After giving effect to the partial exercise of the over-allotment option, the aggregate gross proceeds from the offering increased to approximately $4,520,000, before deducting underwriting discounts and estimated offering expenses of $574,325. The Company currently intends to use the net proceeds from the offering to support the completion of the Definitive Feasibility Study (DFS/FEL-3) related to its proposed lithium processing facility in Muskogee, Oklahoma, and for general working capital purposes.

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

As of the effective date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company initially recognized a liability of $343,000 as other long-term liabilities, with a corresponding debit recorded as other long-term assets on the unaudited condensed consolidated balance sheet as of March 31, 2025. On April 24, 2025, the Company issued the 500,000 shares of Common Stock to KMX in accordance with the terms of the License Agreement. As a result, the liability has been settled and the corresponding amounts were credited to equity and APIC as of June 30, 2025.

Private Placement Agreement

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from investors. The Company has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the unaudited condensed consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 128,504 shares of Common Stock and 64,251 Warrants to the investors.

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

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 2,531,232 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 1,191,980 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the three months ended June 30, 2025 and 2024, the stock based compensation expense impact is insignificant. As at June 30, 2025, all the shares had been fully vested. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at June 30, 2025 and December 31, 2024.

Restricted stock activity for the six months ended June 30, 2025, and balances as at the end of June 30, 2025, were as follows:

	Restricted Stock
	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2024	62,706	0.000002
Granted	-	-
Vested	(62,706)	0.000002
Forfeited	-	-
Unvested as of June 30, 2025	-	$-

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 2,301,120 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 1,150,560 shares of Common Stock. During the three months and six months ended June 30, 2025, there were no grants under the 2023 Equity Incentive Plan.

Stock Options

During October and November 2023, Legacy Stardust Power granted options for 2,278,108 shares of stock options under the 2023 Equity Incentive Plan, 2,186,064 options were granted to employees, and 92,045 options were granted to a consultant. The employee grants vest over a period of 3 to 5 years, and the consultant grant vests over 18 months. The options granted to both employees and the consultant were exercisable at the exercise price of $0.0065.

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

During the six months ended June 30, 2025, the Company repurchased 244,494 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.0065.

The early exercised shares liability amounting to $2,361 and $4,628 is outstanding as at June 30, 2025, and December 31, 2024, respectively, and is presented under “Early exercised shares option liability” on the unaudited condensed consolidated balance sheet.

Stock option activity for the six months ended June 30, 2025, and balances as at the end of June 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	709,992	0.56
Granted	-	-
Vested	(103,550)	0.53
Forfeited	(244,494)	0.58
Unvested as at June 30, 2025	361,948	0.55

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $50,826 and $117,724 for the six months ended June 30, 2025, and 2024, respectively. The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $25,017 and $58,125 for the three months ended June 30, 2025, and 2024, respectively.

As at June 30, 2025, total unvested compensation cost for stock options granted to employees not yet recognized was $193,366. The Company expects to recognize this compensation over a weighted average period of approximately 1.96 years.

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

RSU activity for the six months ended June 30, 2025, and balances as at the end of June 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	1,004,822	$8.67
Granted	-	-
Vested	(251,205)	8.67
Forfeited	-	-
Unvested as at June 30, 2025	753,617	8.67

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $2,392,528 and $Nil for the six months ended June 30, 2025, and 2024, respectively.

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $1,094,640 and $Nil for the three months ended June 30, 2025, and 2024, respectively.

As at June 30, 2025, total unvested compensation cost for RSUs granted to employees not yet recognized was $2,922,454. The Company expects to recognize this compensation over a weighted average period of approximately 1.98 years.

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

During the six month period ended June 30, 2025, the Company granted to employees (a) 408,719 RSUs which are subject to a service based vesting requirement, (b) 1,039,297 RSUs fully vested as of the date of grant to employees and (c) 89,180 RSUs fully vested as of the date of grant to consultants.

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

RSU activity for the six months ended June 30, 2025, and balances as at the end of June 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	1,482,081	11.51
Granted	1,537,196	0.50
Vested	(1,266,860)	1.73
Forfeited	(820,000)	11.62
Unvested as at June 30, 2025	932,417	6.56

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $1,374,077 and $Nil for the six months ended June 30, 2025, and 2024, respectively.

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was 23,564 and $Nil for the three months ended June 30, 2025, and 2024, respectively.

As at June 30, 2025, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $5,131,359. The Company expects to recognize this compensation over a weighted average period of approximately 3.02 years.

As at June 30, 2025, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $699,588. We expect to recognize this compensation over a period of approximately 3.21 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$11.62
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the six months ended June 30, 2025, and balances as at the end of June 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	506,596	6.73
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at June 30, 2025	506,596	6.73

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $563,248 and $Nil for the six months ended June 30, 2025, and 2024, respectively.

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $283,179 and $Nil for the three months ended June 30, 2025, and 2024, respectively.

As at June 30, 2025, total unvested compensation cost for PSUs granted to employees not yet recognized was $2,514,388. The Company expects to recognize this compensation over a weighted average period of approximately 2.21 years.

NOTE 6 – ACCOUNTING FOR WARRANTS LIABILITY

The Company established the initial fair value of the Private and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on June 30, 2025. Each Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. As at June 30, 2025 and December 31, 2024, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

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

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At June 30, 2025	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liability
Public warrants	$130,359	$130,359	$-	$-
Private warrants	149,186	-	149,186	-
	$279,545	$130,359	$149,186	$-

Description	At December 31, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liability
Public warrants	$1,143,071	$1,143,071	$-	$-
Private warrants	1,308,166	-	1,308,166	-
	$2,451,237	$1,143,071	$1,308,166	$-

At June 30, 2025 and December 31, 2024, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three and six months ended June 30, 2025.

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at June 30, 2025. Further, no material expenses have been incurred towards the feasibility studies during the three and six months ended June 30, 2025. All costs associated with the feasibility studies would be expensed as incurred.

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $18,228 and $34,707 as at June 30, 2025, and December 31, 2024, respectively. The Company recognized a loss of $12,448 and $16,479 for the three and six months ended June 30, 2025, respectively and $108,014 and $162,672 for both the three and six months ended June 30, 2024, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

In December 2024, Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the ASX, for $1,600,000. This investment in the ordinary shares of IRIS Metals allows the Company to explore a strategic partnership with, or investment in, IRIS Metals, including, without limitation, a potential commercial off-take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off-take agreement has been executed as of June 30, 2025. Further, no material expenses have been incurred toward due diligence during the three and six months ended June 30, 2025. All costs associated with due diligence are expensed as incurred. The Company neither has a controlling financial interest nor exercises significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals’ ordinary shares does not result in either consolidation or application of the equity method of accounting by the Company. Additionally, the Company has the option to acquire a second tranche of 10,000,000 shares on similar terms as the initial investment, plus 20,000,000 free attaching warrants to acquire ordinary shares of IRIS Metals at an exercise price of $0.40 per share. This second tranche investment is subject to approval by the Company and IRIS Metals shareholders and other conditions precedent.

IRIS Metals’ ordinary shares are listed on the ASX with a readily determined fair value and change in the fair value is recognized in the consolidated statements of operations. During the three months ended June 30, 2025, the Company sold 1,175,000 ordinary shares of IRIS Metals for total proceeds of $78,311, resulting in a realized loss of $95,178. The carrying amount of the shares sold was $173,489. The investment in these securities is initially recognized at cost and subsequently measured at fair value. As at June 30, 2025 and December 31, 2024, the fair value of the investment was $576,571 and $1,461,715, respectively. The company recognized a loss of $726,441 and $711,655 for the three and six months ended June 30, 2025, due to change in fair value of securities in the unaudited condensed consolidated statements of operations. During the quarter ended June 30, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company reclassified the investment in IRIS Metals from non-current asset to current asset on the unaudited condensed consolidated balance sheet as at June 30, 2025 This reclassification was driven by reduced likelihood of pursuing a strategic relationship, evolving market conditions and liquidity needs. Subsequent to the quarter end, the Company sold all its investment in IRIS Metals.

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

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 636,916 Common Stock shares of the Company and therefore no further fair valuation was required as at June 30, 2025 and at December 31, 2024. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

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

Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity agreements, the convertible notes converted into 257,216 shares of the Company’s Common Stock and therefore no further fair valuation was required as at June 30, 2025 and December 31, 2024.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the unaudited condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,496,422	$-	$-	$1,496,422
Total financial assets	$1,496,422	$-	$-	$1,496,422

	Fair Value Measurements as at June 30, 2025
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$594,799	$-	$-	$594,799
Total financial assets	$594,799	$-	$-	$594,799

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$532,700	$532,700
Total financial liabilities	$-	$-	$532,700	$532,700

	Fair Value Measurements as at June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

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

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes, convertible notes and sponsor earnout liability:

	SAFE notes at fair value	Convertible notes at fair value	Sponsor earnout liability at fair value
Balance as at December 31, 2023	$5,212,200	$-	$-
Issuance of notes	200,000	-	-
Change in fair value	107,900	-	-
Balance as at March 31, 2024	$5,520,100	$-	$-
Issuance of notes	-	2,100,000	-
Change in fair value	847,100	471,400	-
Balance as at June 30, 2024	$6,367,200	$2,571,400	$-
Issuance of common stock upon conversion	(6,367,200)	(2,571,400)	-
Sponsor earnout liability recognized on closing of Business Combination	-	-	4,608,900
Change in fair value	-	-	(1,636,100)
Balance as at September 30, 2024	$-	$-	$2,972,800
Change in fair value	-	-	(2,440,100)
Balance as at December 31, 2024	$-	$-	$532,700
Change in fair value	-	-	(528,000)
Balance as at March 31, 2025	$-	$-	$4,700
Change in fair value	-	-	-
Balance as at June 30, 2025	$-	$-	$4700

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the audited consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the SAFE note agreements, the SAFE notes and convertible notes converted into 636,916 and 257,216 shares of the Company’s Common Stock.

NOTE 11 – SEGMENT REPORTING

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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Payroll and related taxes	3,207,013	602,187	6,763,660	1,072,465
Professional and consulting fees	(885,117)	321,367	337,557	844,992
Legal fees	266,727	112,923	479,662	198,151
Insurance	146,418	26,994	291,456	53,989
Other	301,306	203,588	912,659	332,828
Total	3,036,347	1,267,059	8,784,994	2,502,425

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as a Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC, providing for loan in the principal amount of $250,000, bearing interest at a rate of 15% per year, and maturing in March 2025. (the “Maturity Date”). Pursuant to the Term Sheets, an aggregate of approximately 470,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has repaid the principal amount of $250,000 along with the accrued interest of $9,166 and issued 104,748 shares of common stock and 52,374 warrants to DRE Chicago.

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). Pursuant to the Term Sheet, 5,500,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company repaid the principal amount of $1,750,000 along with the accrued interest of $70,000 and issued 977,653 shares of Common Stock and 488,826 of warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semiannual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of June 30, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount by quarter end. The Company has accrued interest of $422 during the three months ended June 30, 2025 on the drawn amount. As at June 30, 2025, the Company had $840,000 available to draw.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Expense type	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Expenses under contract due to:
Energy Transition Investors LLC	Interest	$422	$-	$422
DRE Chicago LLC	Interest	-	-	7,187
Endurance Antarctica Partners II, LLC	Interest	-	-	51,042
Total expenses		$422	$0	$58,651

The Company entered into notes payable agreements of with related parties, all of whom were affiliates.

		As of June 30, 2025	As of December 31, 2024

DRE Chicago LLC	Interest Accrued	$-	$1,979
Endurance Antarctica Partners II, LLC	Interest Accrued	-	18,958
Energy Transition Investors LLC	Interest Accrued	422	-
DRE Chicago LLC	Short-term loan*	-	625,000
Endurance Antarctica Partners II, LLC	Short-term loan*	-	5,250,000
Notes obtained from related parties		$422	$5,895,937

*	Short-term loan includes Equity Kicker payable as per the terms of the loan agreement.

In March 2025, the Company repaid the loan principal amount of $250,000 and $1,750,000 and interest of $9,166 and $70,000 to DRE Chicago LLC and Endurance Antarctica Partners II, LLC, respectively. Further in April 2025, the Company issued 104,748 shares and 52,374 warrants to DRE Chicago LLC, and 977,653 shares and 488,826 warrants to Endurance Antarctica Partners II, LLC against Equity Kicker payable as per the terms of the loan agreement. As at June 30, 2025, the Company had repaid all the above notes.

NOTE 13 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	June 30, 2025	December 31, 2024
Accrued expenses	$1,768,964	$1,787,985
Capital market advisory fees	1,419,388	1,500,000
Personnel related liabilities	1,130,232	1,400,141
Accrued Interest	422	34,561
Total	$4,319,006	$4,722,687

NOTE 14 – SHORT-TERM LOANS

Insurance funding borrowing

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. The debt was fully repaid in June 2025. The carrying amount of $Nil and $258,552 is included as Short-term Loan Liability on the accompanying unaudited condensed consolidated balance sheets as on June 30, 2025, and audited condensed consolidated balance sheets as on December 31, 2024, respectively. The Company recognized interest expense of $1,164 and $5,067 on the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

On November 19, 2023, the Company entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. The debt is payable in monthly installments of $8,389 per month for 10 months. Payments include a stated interest rate of 8.25% and are secured against lien on the insurance policy. The debt was fully repaid on September 1, 2024 and there was no balance outstanding as of December 31, 2024 and June 30, 2025. The Company recognized interest expense of $789 and $2,078 on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2024.

Other short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,750,000, which will be settled in cash along with a premium of $3,500,000 in the form of variable number of shares. The Equity Kicker $3,500,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $3,500,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 977,653 shares of Common Stock and 488,826 warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,800,000, which will be settled in cash along with a premium of $2,700,000 in the form of variable number of shares. The Equity Kicker $2,700,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $2,700,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company repaid the principal amount of $1,800,000 along with accrued interest of $67,146 and issued 754,187 shares of Common Stock and 377,092 warrants to the Lenders.

The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	June 30, 2025	December 31, 2024
Insurance funding loan	$-	$258,552
Short-term loans from related parties (See Note 12)	-	5,875,000
Other short-term loans	-	3,875,000
Total	$-	$10,008,552

NOTE 15 – PROMISSORY NOTES AND WRITE-OFFS

On March 13, 2024, Legacy Stardust Power and IGX Minerals LLC (“IGX”), entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The Company paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right.

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. During the three months ended June 30, 2025, the Company wrote off the promissory note balance including interest in the amount of $182,481 as the note was deemed unrecoverable from IGX and the likelihood of entering into definitive agreements with IGX had diminished significantly. As a result, the Company recognized a loss of $182,481 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until June 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprised of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. As of June 30, 2025, the Company determined that the likelihood of entering into definitive agreements with Usha Resources Ltd. had diminished significantly. As a result, the Company wrote off the outstanding deposit balance of $50,000 related to the non-refundable payments made under the Jackpot LOI with Usha Resources. The Company recognized a loss of $50,000 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended June 30, 2025, and the related notes thereto contained elsewhere in this Quarterly Report.

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

Stardust Power is a U.S. based development stage battery grade lithium manufacturer designed to foster clean energy independence for America. The Company is in the process of creating capacity to manufacture battery grade lithium products, primarily for the electric vehicle (“EV”) market, by developing a large-scale lithium refinery in the United States. Stardust Power seeks to become a sustainable, cost-effective supplier of battery grade lithium products, by its innovative approach in the development of a large central refinery optimized for multiple inputs of lithium brine inputs (the “Facility”) in Oklahoma.

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

Recent financing activity

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from investors. The Company has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the unaudited condensed consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 128,504 shares of Common Stock and 64,251 Warrants to the investors.

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

On June 18, 2025, the Company consummated a public offering of 21,500,000 shares of Common Stock at a public offering price of $0.20 per share, generating aggregate gross proceeds of approximately $4,300,000 before underwriting discounts and other offering expenses. The offering was conducted pursuant to a firm commitment underwriting agreement entered into with the underwriters, on June 17, 2025. The offering was made under an effective registration statement on Form S-1 (File No. 333-287939), which was declared effective by the SEC on June 16, 2025. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 3,225,000 shares of Common Stock to cover over-allotments, if any. On June 25, 2025, the underwriter partially exercised the over-allotment option, purchasing an additional 1,100,000 shares at the same public offering price, resulting in additional gross proceeds of approximately $220,000. After giving effect to the partial exercise of the over-allotment option, the aggregate gross proceeds from the offering increased to approximately $4,520,000, before deducting underwriting discounts and estimated offering expenses of $574,325. The Company currently intends to use the net proceeds from the offering to support the completion of the Definitive Feasibility Study (DFS/FEL-3) related to its proposed lithium processing facility in Muskogee, Oklahoma, and for general working capital purposes.

Engineering Agreement

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 report of the Company’s Lithium Facility at Southside Industrial Park in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments and is due for completion in the third quarter of 2025.

Investment in IRIS Metals Limited

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares if IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at June 30, 2025. Further no material expenses have been incurred towards due diligence during the year ended June 30, 2025. The Company neither has a controlling financial interest nor does it exercise significant influence over IRIS Metals. Accordingly, the investment in IRIS Metals ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company. During the three months ended June 30, 2025, the Company sold 1,175,000 ordinary shares of IRIS Metals for total proceeds of $78,311, resulting in a realized loss of $95,178. The carrying amount of the shares sold was $173,489. The investment in these securities is initially recognized at cost and subsequently measured at fair value. As at June 30, 2025 and December 31, 2024, the fair value of the investment was $576,571 and $1,461,715, respectively. Subsequent to the quarter end, the Company sold all its investment in IRIS Metals.

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

On February 7, 2025, the Company executed an exclusive license agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including the KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 500,000 shares of Common Stock (the “Royalty Shares”). The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering. As on the effective date of the agreement, the Company received the contractual right to access and purchase KMX VMD Units. On April 24, 2025, the Company issued 500,000 shares of common stock to KMX, with a corresponding debit recorded as other long-term asset, until the license meets the recognition criteria for an intangible asset.

Short-term loans

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding term sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the lenders.

Notices from Nasdaq

On March 18, 2025, we received a notice (the “MVPHS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C), as the Company’s market value of publicly held shares closed below $15,000,000 for the previous 30 consecutive business days. On March 19, 2025, we received a subsequent notice (the “Minimum Bid Price Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock closed below $1.00 per share for the previous 30 consecutive business days. On April 3, 2025, we received a subsequent notice (the “MVLS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b) (2)(A), as the market value of the Company’s listed securities fell under $50 million for the previous 30 consecutive business days. The MVPHS Notice, Minimum Bid Price Notice and MVLS Notice have no present impact on the listing of the Company’s securities on the Nasdaq Global Market.

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

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes. During the year 2024, the Company issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC respectively. These notes carry an interest rate of 6% with maturity date of February 28, 2025, and July 1, 2025, respectively. The Company is actively negotiating the terms for repayment of the promissory note issued and is evaluating multiple options including a possible strategic investment.

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

Interest expense for the three months ended June 30, 2024 included interest on a Legacy Stardust Power financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as of June 30, 2025.

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

Change in fair value of SAFE notes and convertible notes

Change in fair value of SAFE notes and convertible notes relates to movements in fair value of SAFE notes and convertible notes that have been classified as liability instruments in the financial statements, which need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes and convertible notes were converted into Common Stock of the Company and hence the balance is $Nil in the unaudited condensed balance sheet as of June 30, 2025, and December 31, 2024.

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

Loss on sale of investments in equity securities

Loss on sale of investment in equity securities relates to realized loss on sale of investment in equity securities of IRIS Metals. The sale was made in response to evolving market conditions and liquidity needs.

Loss on write off promissory notes and deposit

Loss on write off promissory notes and deposit relates to write-off of a promissory note and deposit made in connection with a previously contemplated strategic partnership with IGX and Usha Resources. The likelihood of entering into definitive agreements with them had diminished significantly during the quarter and based on an updated assessment these amounts were deemed uncollectible.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the period indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	Changes	June 30, 2025	June 30, 2024	Changes
Revenue	-	-	-	-	-	-

General and administrative expenses	3,036,347	1,267,059	1,769,288	8,784,994	2,502,425	6,282,569
Operating Loss	(3,036,347)	(1,267,059)	(1,769,288)	(8,784,994)	(2,502,425)	(6,282,569)
Other income (expenses)						-
SAFE note issuance costs	-		-	-
Other transaction costs	-		-	-
Interest income	4,731	-	4,731	12,010	-	12,010
Interest expense	(58,092)	(789)	(57,303)	(165,933)	(2,078)	(163,855)
Finance charge	(20,697)		(20,697)	(219,120)		(219,120)
Change in fair value of earnout shares	-	-		528,000	-	528,000
Change in fair value of warrant liability	472,515	-	472,515	2,171,692	-	2,171,692
Change in fair value of investment in equity securities	(738,889)	(108,014)	(630,875)	(728,134)	(162,672)	(565,462)
Change in fair value of convertible equity	-	(471,400)	471,400		(471,400)	471,400
Change in fair value of SAFE notes		(847,100)	847,100		(955,000)	955,000
Loss on write off of promissory note and deposit	(232,481)		(232,481)	(232,481)		(232,481)
Loss on sale of investment un equity securities	(95,178)	-	(95,178)	(95,178)		(95,178)
Total other expenses	(668,091)	(1,427,303)	759,212	1,270,856	(1,591,150)	2,862,006

Net Loss	(3,704,438)	(2,694,362)	(1,010,076)	(7,514,138)	(4,093,575)	(3,420,563)

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

	Three months ended			Six months ended
	June 30, 2025	June 30, 2024	Changes	June 30, 2025	June 30, 2024	Changes
Payroll and related taxes	3,207,013	602,187	2,604,826	6,763,660	1,072,465	5,691,195
Professional and consulting fees	(885,117)	321,367	(1,206,484)	337,557	844,992	(507,435)
Legal fees	266,727	112,923	153,804	479,662	198,151	281,511
Insurance	146,418	26,994	119,424	291,456	53,989	237,467
Other	301,306	203,588	97,718	912,659	332,828	579,831
Total	3,036,347	1,267,059	1,769,288	8,784,994	2,502,425	6,282,569

For the three and six months ended June 30, 2025, general and administrative expenses increased compared to three and six months ended June 30, 2024, primarily due to higher employee related costs driven by an increase in stock based compensation expense and increase in number of employees, increase in legal fees, and increase in other administrative expenses in line with growth in operations. The increase was partially offset by decrease in professional and consulting fees primarily driven by reduction in stock based compensation expense for consultants due to forfeiture during the three and six months ended June 30, 2025.

Other Income (Expenses)

Interest income

For the three and six months ended June 30, 2025, the Company recorded interest income of $4,731 and $12,010 respectively, compared to $Nil for the same periods in 2024. The increase is attributable to interest earned on promissory notes issued during August 2024.

Interest expense

For the three and six months ended June 30, 2025, interest expenses increased by $58,092 and $165,933 respectively, compared to three and six months ended June 30, 2024. The increase was primarily due to interest expense incurred on the financing agreement for the Company’s purchase of directors and officers and other insurance policies and finance agreements for short-term loans with various lenders during December 2024.

Finance charges

The increase in finance charges of $20,697 and $219,120 during the three and six months ended June 30, 2025, respectively, is due to the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement. The Company did not have any such expense in the comparative period.

Change in fair value of investment in equity securities

The decrease in fair value of investment in equity securities of $630,875 and $565,462 during the three and six months ended June 30, 2025, compared to three and six months ended June 30, 2024, respectively, is due to change in fair value of investment in QXR and IRIS Metals based on readily available quoted prices for such investment.

Change in fair value of SAFE notes

For the three and six months ended June 30, 2025, the Company did not recognize any change in the fair value of SAFE notes, compared to a loss of $847,100 and $955,000 for the three and six months ended June 30, 2024, respectively. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such SAFE notes post Business Combination consummation.

Change in fair value of convertible notes

For the three and six months ended June 30, 2025, the Company did not recognize any change in the fair value of convertible notes, compared to a loss of $471,400 for the three and six months ended June 30, 2024. The convertible notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such convertible notes post Business Combination consummation.

Change in fair value of earnout shares

The income from change in fair value of earnout shares increased by $Nil and $528,000 for the three and six months ended June 30, 2025, respectively, related to movements in fair value of earnout shares issued to the Sponsor. The earnout shares have been classified as liability instruments in the financial statements, and the fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end. The Company had not issued any such earnout shares in the comparative period.

Change in fair value of warrant liability

Change in fair value of warrant liability which was an increase in income of $472,515 and $2,171,692 for the three and six months ended June 30, 2025, respectively, relates to movements in fair value of Public and Private Warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end. The Company had not issued any such warrants in the comparative period.

Loss on sale of investments in equity securities

During the three and six months ended June 30, 2025, the Company recorded a loss of $95,178 in connection with the sale of investment in equity securities. These securities were originally acquired as part of a broader investment strategy but were sold during the quarter in response to evolving market conditions and liquidity needs. The loss reflects the decline in market value relative to the carrying amount at the time of sale. The Company had not sold any investment in equity securities in the comparative period.

Loss on write off promissory notes and deposit

During the three and six months ended June 30, 2025, the Company recorded a loss of $182,481 and $50,000 related to the write-off of a promissory note and deposit associated with a previously contemplated strategic partnership with IGX and Usha Resources, respectively. The arrangement was terminated during the quarter, and based on an updated assessment these amounts were deemed uncollectible. Accordingly, the full balance was written off and recognized as a non-operating loss.

Tax expenses

For the three and six months ended June 30, 2025, and 2024 the tax expense is Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the balance sheet as at June 30, 2025 and December 31, 2024, primarily due to net operating loss carryforwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three and six months ended June 30, 2025, the Company incurred a net loss of $3,704,438 and $7,514,138 respectively and for the three and six months ended June 30, 2024, the Company incurred a net loss of $2,694,362 and $4,093,575 respectively. Since the Company is yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of June 30, 2025, and December 31, 2024, we had an accumulated deficit of $60,133,086 and $52,618,948 respectively.

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

Our unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity having no revenues, has incurred net loss since inception of $60,133,086 and has stockholders’ deficit of $3,887,464 as at June 30, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital.

As discussed above:

●	On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II. During the six months ended June 30, 2025, the Company issued 164,601 shares of common stock pursuant to the Purchase Agreement, aggregating to net proceeds of $118,874.

●	On January 27, 2025, the Company consummated a public offering of 4,792,000 shares of Common Stock and accompanying warrants to purchase up to 4,792,000 shares of Common Stock at a public offering price of $1.20 per share and warrant with an exercise price of $1.30, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses.

●	On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 4,792,000 shares of the Company’s Common Stock at a reduced exercise price of $0.62 per share, generating aggregate gross proceeds of approximately $3 million, before related expenses, on March 18, 2025. In connection with such exercise, the Company agreed to issue new Common Stock purchase warrants (the “Inducement Warrants”) to purchase up to 9,584,000 shares of common stock at an exercise price of $0.70 per share.

●	On June 18, 2025, the Company consummated a public offering of 21,500,000 shares of Common Stock at a public offering price of $0.20 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 1,100,000 shares of Common Stock at a public offering price of $0.20 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses.

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

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan has an annual percentage rate of 8.25% and is payable in 10 installments through September 21, 2024. As at December 31, 2024 and June 30, 2025, the loan was fully repaid and the balance was $Nil.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly installments of $44,162 per month for eleven months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. As at June 30, 2025, the loan was fully repaid.

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

Short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 5,500,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 500,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 3,400,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 360,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the lenders.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Net cash used in operating activities	(4,490,450)	(2,103,926)	(2,386,524)
Net cash used in investing activities	(2,217,068)	(500,387)	(1,716,681)
Net cash provided by financing activities	8,401,694	1,974,455	6,427,239
Net change in cash	1,694,176	(629,858)	2,324,034

Cash Flows Used in Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $4,490,450 consisting of a $7,514,138 net loss, adjusted for $2,983,759 non-cash charge for stock based compensation, change in fair value of investments, warrant liability, sponsor earnout shares, common stock make-whole obligation, loss on sale of investments, loss on write off of deferred transaction cost, promissory note and deposits and depreciation and a $39,929 net change in operating assets and liabilities, primarily driven by an increase of $239,723 in prepaid expenses and other assets partially offset by an increase of $199,794 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period.

For the six months ended June 30, 2024, net cash used in operating activities was $2,103,926, consisting of a $4,093,575 net loss, adjusted for $1,707,301 non-cash charge for change in fair value of SAFE notes, convertible notes, investments and stock based compensation and a $282,348 net change in operating assets and liabilities, primarily driven by an increase of $347,533 in accounts payable and other current liabilities which primarily represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by a decrease of $65,185 in prepaid expenses.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $2,217,068, primarily representing $2,278,760 on account of capital project costs related to construction of the refinery offset partially by $78,311 proceeds from sale of investments in equity securities.

For the six months ended June 30, 2024, net cash used in investing activities was $500,387, primarily representing $442,966 on account of pre-acquisition capital project costs related to construction of the refinery and $50,000 investments in other long term assets.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $8,401,694 related primarily to gross proceeds from consummation of a public offering of $10,270,400, Warrant Inducement gross proceeds of $2,971,040, advance from PIPE investors of $125,000, common stock issuance proceeds of $122,551 partially offset by repayment of short-term loans of $3,808,552, payment of transaction costs associated with public offering and warrant inducement of $1,252,152, and deferred transaction costs payment of $25,000.

For the six months ended June 30, 2024, net cash provided by financing activities was $1,974,455 related primarily to cash received from proceeds for issuance of convertible notes $2,100,000, deposit for PIPE investment $75,002 and SAFE Notes $200,000 offset partially by deferred Business Combination transaction costs of $346,401 and repayment of short-term loan and repurchase of unvested shares of $48,143.

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

Related Party Transactions

On September 18, 2024, the Company entered into a consulting agreement in the amount of $500,000 with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as the Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, as discussed above, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC and other lenders, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to DRE Chicago.

As discussed above, in December 2024, the Company entered into a binding term sheet with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 in accordance with the Private Placement terms. During the six months ended June 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semiannual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of June 30, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount. The Company has accrued interest of $422 during the three months ended June 30, 2025 on the drawn amount. As at June 30, 2025, the Company had $840,000 available to draw.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). At closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Warrants. Each Private Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. At June 30, 2025 there were 5,566,667 Private Warrants outstanding. As at June 30, 2025, the fair value of Private Warrants amounted to $149,187. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 1,000,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $12.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $14.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at June 30, 2025, the fair value of Sponsor Earnout Shares amounted to $4,700.

Recent Events

See Note 16 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding subsequent events.

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

Market Risk Exposure

Interest Rate Risk

As of June 30, 2025, the Company did not have any significant risk for changes in interest rates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of our business. The ultimate outcome of any litigation is often uncertain and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

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
10.1

Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2024, by and between Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2025).

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

STARDUST POWER INC.

Dated: August 13, 2025		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

