Form 10-Q
period 2025-09-30
Stardust Power Inc.
filed 2025-11-13
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SDST	The Nasdaq Capital Market
Redeemable warrants, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00	SDSTW	The Nasdaq Capital Market

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

As of November 12, 2025, there were 9,817,809 shares of common stock, par value $0.0001 per share, issued and outstanding.

STARDUST POWER INC.

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2025

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2025, and 2024 (unaudited)	2
	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three months and nine months ended September 30, 2025, and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and 2024 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	50

PART II – OTHER INFORMATION		51

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

Signature		53

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “can”, “contemplate,” “continue,” “could,” “design,” “estimate,” “expect,” “intends,” “leading,” “may,” “might,” “objective,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as—and must not be relied on by any investor as—guarantees, assurances, predictions, or definitive statements of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of Stardust Power Inc. (the “Company” or “Stardust Power”). Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	the uncertainty of the projected financial information with respect to the Company;
●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq;
●	our ability to maintain compliance with the Nasdaq’s continued listing requirements and rules, and the risk that the Nasdaq may delist our Common Stock and Public Warrants, which could negatively affect the Company, the price of our Common Stock and Public Warrants and our shareholders’ ability to sell our Common Stock and Public Warrants in the event we are unable to list our Common Stock and Public Warrants on another exchange;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;
●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local economic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the impact of material weaknesses or deficiencies in our internal control over financial reporting; and
●	the Company’s other plans, objectives, expectations, and intentions described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” and other documents that the Company files from time to time with the SEC.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of September 30, 2025	As of December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,585,004	$912,574
Prepaid expenses and other current assets	455,733	606,331
Deferred transaction costs	25,000	116,121
Promissory notes	332,363	502,838
Total current assets	$2,398,100	$2,137,864
Property and equipment, net	1,753,630	1,755,947
Capital project costs	5,279,822	3,320,403
Investment in equity securities	45,908	1,496,422
Other long-term assets	561,752	312,501
Total assets	$10,039,212	$9,023,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,253,643	$10,264,117
Accrued liabilities and other current liabilities	4,803,615	4,722,687
Current portion of early exercised shares option liability	1,220	1,814
Short-term loan from related parties (Note 12)	-	5,875,000
Short-term loans	304,666	4,133,552
Total current liabilities	$14,363,144	$24,997,170
Warrant liability	790,654	2,451,237
Advance from PIPE investor	-	425,000
Earnout liability	4,700	532,700
Early exercised shares option liability	828	2,814
Total liabilities	$15,159,326	$28,408,921

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at September 30, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 8,954,343 and 4,773,628 shares issued and outstanding as at September 30, 2025, and December 31, 2024 respectively(1)	883	460
Additional paid-in capital	59,471,853	33,232,704
Accumulated deficit	(64,592,850)	(52,618,948)
Total stockholders’ deficit	$(5,120,114)	$(19,385,784)

Total liabilities and stockholders’ deficit	$10,039,212	$9,023,137

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$-	$-	$-	$-

General and administrative expenses	3,825,671	8,980,965	12,610,666	11,483,389

Operating loss	(3,825,671)	(8,980,965)	(12,610,666)	(11,483,389)
Other income (expenses)
Interest income	4	3,397	12,014	3,397
Interest expense	(11,290)[1]	(8,558)[1]	(177,222)[1]	(10,637)[1]
Finance charge	(54,752)	-	(273,871)	-
Change in fair value of sponsor earn out shares	-	1,636,100	528,000	1,636,100
Change in fair value of warrant liability	(511,109)	(2,753,964)	1,660,583	(2,753,964)
Change in fair value of investment in equity securities	27,680	11,678	(700,454)	(150,994)
Change in fair value of convertible notes	-	-	-	(471,400)
Change in fair value of SAFE notes	-	-	-	(955,000)
Loss on sale of investment in equity securities	(84,626)	-	(179,805)	-
Loss on write-off of Promissory note and deposit	-	-	(232,481)	-
Total other income (expenses)	(634,093)	(1,111,347)	636,764	(2,702,498)

Net loss	$(4,459,764)	$(10,092,312)	$(11,973,902)	$(14,185,887)

Net loss per share (2)
Basic	$(0.53)	$(2.23)	$(1.79)	$(3.40)
Diluted	$(0.53)	$(2.23)	$(1.79)	$(3.40)

Weighted average common shares outstanding (2)
Basic	$8,367,774	$4,517,125	$6,673,074	$4,169,490
Diluted	$8,367,774	$4,517,125	$6,673,074	$4,169,490

(1)	Includes related party amounts of $Nil for the three months ended September 30, 2025, and 2024, and $58,651 and $Nil for the nine months ended September 30, 2025, and 2024, respectively.
(2)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

(Unaudited)

For the nine months ended September 30, 2024
	Common Stock (1)		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital (1)	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Retroactive application of reverse stock split	(37,349,795)	(3,621)	3,621	-	-
Balance as at December 31, 2023	4,149,977	402	58,421	$(3,793,585)	$(3,734,762)
Net loss	-	-	-	(1,399,213)	(1,399,213)
Stock based compensation (Note 3)	-	-	59,599	-	59,599
Transfer from early exercised stock option liability on vesting (Note 3)	-	-	100	-	100
Balance as at March 31, 2024	4,149,977	402	118,120	(5,192,798)	(5,074,276)
Net loss				(2,694,362)	(2,694,362)
Transfer from early exercised stock option liability on vesting (Note 3)	-	-	100	-	100
Stock based compensation (Note 3)			58,125	-	58,125
Balance as at June 30, 2024	4,149,977	402	176,345	$(7,887,160)	(77,10,413)
Net loss				(10,092,312)	(10,092,312)
Stock based compensation (Note 5)	-	-	6,916,355	-	6,916,355
Transfer from early exercised stock option liability on vesting (Note 5)	-	1	782	-	783
Shares issued upon conversion of SAFE notes	63,692	6	6,367,194	-	6,367,200
Shares issued upon conversion of convertible notes	25,722	3	2,571,397	-	2,571,400
Issuance of common stock upon the reverse capitalization including PIPE financing, net of assumed liabilities	534,275	44	(5,483,063)	-	(5,483,019)
Shares issued upon exercise of common stock warrants	13,580	1	1,626,618	-	1,626,619
Transaction costs	-	-	(7,501,223)	-	(7,501,223)
Merger earnout shares (Note 3)	-	-	25,071,500	(25,071,500)	-
Balance as at September 30, 2024	4,787,246	$457	$29,745,905	$(43,050,972)	$(13,304,610)

For the nine months ended September 30, 2025
	Common Stock (1)		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital (1)	Deficit	Deficit
Balance as at December 31, 2024	4,773,628	460	33,232,704	(52,618,948)	(19,385,784)
Net loss	-	-	-	(3,809,700)	(3,809,700)
Transfer from early exercised stock option liability on vesting (Note 5)	-	1	360	-	361
Stock based compensation (Note 5)	-	-	2,954,279	-	2,954,279
Issuance of common stock	398	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	479,200	48	4,591,021	-	4,591,069
Issuance of common stock upon warrant inducement, net of offering costs	479,200	48	2,798,151	-	2,798,199
Repurchase of unvested early exercised common stock	(24,449)	-	-	-	-
Issuance of common stock for settlement of RSU	57,071	6	(6)	-	-
Balance as at March 31, 2025	5,765,048	$563	$43,592,923	$(56,428,648)	$(12,835,162)
Net loss	-	-	-	(3,704,438)	(3,704,438)
Transfer from early exercised stock option liability on vesting (Note 5)	-	-	313	-	313
Stock based compensation (Note 5)	-		1,426,400	-	1,426,400
Issuance of common stock (Note 4)	16,062	2	106,134	-	106,136
Issuance of common stock to short- term loan holders (Note 14)	173,184	17	6,199,983	-	6,200,000
Issuance of common stock to PIPE investors (Note 4)	12,850	1	549,999	-	550,000
Issuance of common stock to vendor	15,000	1	80,611	-	80,612
Issuance of common stock under license arrangement (Note 4)	50,000	5	342,995	-	343,000
Issuance of common stock for settlement of RSU	135,340	14	(14)	-	-
Issuance of common stock from public offering, net of offering costs	2,260,000	226	3,945,449	-	3,945,675
Balance as at June 30, 2025	8,427,484	$829	$56,244,793	$(60,133,086)	$(3,887,464)
Net loss	-	-	-	(4,459,764)	(4,459,764)
Transfer from early exercised stock option liability on vesting (Note 5)	-	1	312	-	313
Stock based compensation (Note 5)	-		1,702,265	-	1,702,265
Issuance of common stock (Note 4)	488,811	49	1,524,832	-	1,524,881
Issuance of common stock for settlement of RSU	38,163	4	(4)	-	-
Fractional share adjustment due to reverse stock split	(115)	-	(345)	-	(345)
Balance as at September 30, 2025	8,954,343	$883	$59,471,853	$(64,592,850)	$(5,120,114)

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. & Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash flows from operating activities:
Net loss	$(11,973,902)	$(14,185,887)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	6,082,944	7,034,079
Change in fair value of common stock make-whole obligation	208,247	-
Loss on sale of investments in equity securities	179,805	-
Change in fair value of investment in equity securities	700,454	150,994
Change in fair value of SAFE notes	-	955,000
Loss on write-off of promissory notes and deposit	232,481	-
Loss on write-off of deferred transaction cost	30,000	-
Change in fair value of warrant liability	(1,660,583)	2,753,964
Change in fair value of convertible notes	-	471,400
Change in fair value of sponsor earnout shares	(528,000)	(1,636,100)
Depreciation expense	2,317	1,074
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53,893)	(461,575)
Accounts payable	58,331	(4,055,728)
Accrued liabilities and other current liabilities	173,039	458,618
Net cash used in operating activities	$(6,548,760)	$(8,514,161)
Cash flows from investing activities:
Capital project costs	(3,555,268)	(726,102)
Land acquisition cost	(16,619)	-
Proceeds from sale of investment in equity securities	570,255	-
Investment in other long-term assets	-	(50,000)
Purchase of property and equipment	-	(11,155)
Promissory notes issued	-	(492,000)
Net cash used in investing activities	$(3,001,632)	$(1,279,257)
Cash flows from financing activities:
Proceeds from investor for issuance of SAFE notes	-	200,000
Proceeds from issuance of common stock	1,647,431	-
Proceeds from issuance of notes payable to related parties	250,000	-
Repayment of notes payable to related parties	(250,000)	-
Repayment of short-term loan from related parties	(2,000,000)	-
Proceeds from short-term loan	337,244	510,000
Repayment of short-term loan	(1,841,129)	(199,170)
Proceeds from advance received from PIPE investors	125,000	11,639,088
Deferred transaction costs paid	(25,000)	(4,134,056)
Proceeds from public offering	10,270,400	-
Proceeds from warrant inducement exercises	2,971,040	-
Transaction costs associated with public offering and warrant inducement	(1,260,226)	-
Repayment of sponsor promissory notes	-	(1,562,834)
Proceeds from exercise of warrants	-	1,561,655
Proceeds from issuance of convertible notes	-	2,100,000
Repurchase of unvested shares	(1,593)	(6,003)
Cash in lieu payment on fractional shares under reverse stock split	(345)	-
Net cash provided by financing activities	$10,222,822	$10,108,680

Net (decrease)/ increase in cash	$672,430	$315,262
Cash at the beginning of the period	912,574	1,271,824
Cash at the end of the period	$1,585,004	$1,587,086

Supplemental disclosure for cash flow information:
Interest paid	$146,208	$8,814
Taxes paid	5,150	-
Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$-	$3,470,991
Unpaid capital project costs	478,139	-
Conversion of legacy SAFE notes	-	64
Conversion of legacy convertible notes	-	26
Sponsor earnout share liability	-	4,608,900
Issuance of common stock to Sponsor	-	400
Net liabilities assumed upon closing of business combination	-	14,638,315
Issuance of common stock to non-redeeming shareholders	-	13
Unpaid pre-acquisition capital project costs	-	846,385
Reclass of advances to capital project costs	236,235	-
Unpaid public offering issuance cost	615,270	-
Unpaid warrant inducement issuance cost	29,000	-
Incremental fair value of warrant inducement	2,108,480	-
Issuance of common stock to short- term loan holders	6,200,000	-
Issuance of common stock to PIPE investors	550,000	-
Issuance of common stock to vendor	80,612	-
Issuance of common stock under license arrangement	343,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company”, “Stardust Power”) formerly known as Global Partner Acquisition Corp II, a Delaware corporation, is an American developer of battery grade lithium carbonate, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 metric tons per annum of battery grade lithium.

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

The common stock (the “Common Stock”) and warrants of the Company are currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “SDST” and “SDSTW”, respectively.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025, its unaudited condensed consolidated statements of operations, stockholders’ deficit for the three and nine months ended September 30, 2025 and September 30, 2024 and unaudited condensed consolidated statements of cashflows for nine months ended September 30, 2025 and September 30, 2024. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025, (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated balance sheet as of December 31, 2024, contained in the above referenced Form 10-K.

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

Reverse Stock Split

On September 8, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company’s Common Stock issued and outstanding were automatically converted into one new share of Common Stock. Proportionate adjustments were also made to (i) the exercise prices, and the number of shares underlying the Company’s outstanding equity awards, as applicable, (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, and (iii) the number of shares purchasable upon exercise, and/or the exercise prices, of the Company’s outstanding warrants to purchase shares of the Company’s Common Stock. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s Common Stock, per-share data and related information included in the accompanying condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2025, the Company has $1,585,004 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $4,459,764 and $11,973,902 for the three and nine months ended September 30, 2025, respectively. The Company has an accumulated deficit of $64,592,850 and stockholders’ deficit of $5,120,114 as of September 30, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. During the nine months ended September 30, 2025, the Company issued 505,271 shares of Common Stock aggregating to net proceeds of $1,598,008. (See Note 4). Subsequent to the quarter end, the Company issued 132,777 shares of Common Stock aggregating to net proceeds of $471,677.

On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant with an exercise price of $13.00 generating aggregate gross proceeds of approximately $5,750,400 before offering expenses. (See Note 4).

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share, generating aggregate gross proceeds of approximately $2,971,040 before related expenses. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules. (See Note 4).

On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 110,000 shares of Common Stock at a public offering price of $2.00 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses (See Note 4).

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Significant Accounting Policies

The significant accounting policies applied in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, as disclosed in the Form 10-K, are applied consistently in these unaudited interim condensed consolidated financial statements.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Numerator:
Net loss	$(4,459,764)	$(10,092,312)	$(11,973,902)	$(14,185,887)
Denominator:
Weighted average shares outstanding	8,367,774	4,517,125	6,673,074	4,169,490
Net loss per share, basic and diluted	$(0.53)	$(2.23)	$(1.79)	$(3.40)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	September 30, 2025	September 30, 2024
Unvested common stock – restricted shares (Note 5)	-	12,541
Restricted Stock options	31,377	85,166
Restricted Stock Units	151,701	328,191
Performance Stock units	50,658	50,658
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	486,413	486,413
Private warrants	556,666	556,666
Inducement warrants	958,400	-
Short term loan warrants	86,591	-
Private placement warrants	6,425	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2025, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the audited consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the public offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the nine months ended September 30, 2025.

The Company has deferred $25,000 of costs incurred towards potential future financing arrangement which is presented within current assets in the unaudited condensed consolidated balance sheet as at September 30, 2025. If the transaction does not materialize, the deferred offering costs will be expensed.

Capital Project Costs and Property and Equipment, Net

The Company had an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an amount of $1,662,030. The Company capitalized an additional $78,535 as land for costs incurred for obtaining permits and title. On December 16, 2024, title to the land was transferred in the Company’s name. The Company capitalized $3,320,403 towards capital project costs related to front-end loading and environmental studies done for setting up the refinery during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company capitalized an additional amount of $1,959,419 towards capital project costs. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

Property and equipment, net is stated at cost less accumulated depreciation and accumulated impairment loss. The Company depreciates computer and equipment using the straight-line method over the estimated economic useful lives of the asset, which are generally three to five years. Land is a non-depreciable asset and is stated at cost.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2025, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On October 10, 2023, Legacy Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited, an Australian limited liability company (“QXR”), to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in QXR’s Liberty Lithium Brine Project (the “Project”). QXR is earning into 75% of the Project situated in Inyo County, California, by way of an earn-in agreement with IG Lithium LLC (“IGL”) and QXR intends to use either evaporation or direct extraction technology to produce a concentrated lithium product or other lithium products. On August 16, 2024, the Company entered into a promissory note arrangement with IGL (the “IGL Note”) for $316,000 to allow the Company to enter into related agreements and future partnerships with IGL on the Project. The IGL Note carries an interest rate of 6% with a maturity date of July 1, 2025. The IGL Note is secured by first priority in all rights, title, interest, claims and demands of IGL related to the Project and other assets of IGL. The promissory note including interest amounting to $332,363 and $322,961 is outstanding as on September 30, 2025, and December 31, 2024, respectively, and presented as Promissory notes issued under current assets on the condensed consolidated balance sheet. The Company is actively negotiating the terms for repayment and evaluating multiple options including a possible strategic investment and based on current information, does not believe an allowance for credit losses is necessary. The Company will continue to monitor these balances and reassess if conditions change.

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 (“FEL-3”) report of the Company’s Lithium Facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4,724,690 in the aggregate, subject to customary potential adjustments and was completed in August 2025. As at September 30, 2025, and December 31, 2024, the total performance pending to be performed and billed by Primero is $Nil and $1,855,911, respectively.

On February 7, 2025 (the “Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc. a Delaware corporation. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the License Agreement on the terms and conditions set forth therein.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At September 30, 2025, the Company had 8,954,343 shares of Common Stock issued and outstanding. As of December 31, 2024, the Company had 4,773,628 shares of common stock, issued and outstanding.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 100,000 shares to Global Partner Sponsor II, LLC (the “Sponsor”). These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, we determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares were classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout shares will be reflected in the consolidated statement of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. The Company did not perform a fair valuation of expected earnout consideration using the Monte Carlo method as of September 30, 2025 as the Company determined that change in fair value is deemed immaterial to the fair value of earnout consideration. As at September 30, 2025 and December 31, 2024, the fair value of Sponsor Earnout Shares amounted to $4,700 and $532,700, respectively.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	March 31, 2025	December 31, 2024
Market price of public stock	$4.716	$35.8
Expected term (years)	7.27 years	7.52 years
Volatility	75.00%	65.00%
Risk-free interest rate	4.10%	4.50%
Dividend rate	0.00%	0.00%

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement and a Registration Rights Agreement (collectively referred to as the “Purchase Agreement”) with B. Riley Principal Capital II, LLC. Pursuant to the Purchase Agreement, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, LLC up to the lesser of (i) $50.0 million of newly issued shares of the Company’s common stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Purchase Agreement. Under the applicable Nasdaq rules, the Company may not issue to B. Riley Principal Capital II, LLC under the Purchase Agreement more than 956,970 shares of common stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Purchase Agreement unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock will be determined by reference to the VWAP of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Additionally, B. Riley Principal Capital II, LLC cannot acquire shares that would result in its beneficial ownership exceeding 4.99% of Stardust Power’s outstanding shares. The Exchange Cap does not apply if the average share price exceeds $77.02 per share but will remain in place if this threshold is not met and stockholder approval is not obtained. The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024, and September 30, 2025.

Upon executing the Purchase Agreement and Registration Rights Agreement, the Company also issued 6,369 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II, LLC as a consideration for this agreement. These shares, valued at $78.50 each (based on Nasdaq’s closing price on October 4, 2024), represent 1.0% of B. Riley Principal Capital II, LLC’s $50 million purchase commitment under the agreement. The cost of this on the effective date of the purchase agreement was $500,000 and included as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. Regarding the aforementioned commitment shares, the Purchase Agreement specifies the following:

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

Under the terms of the Purchase Agreement, if the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares is less than $500,000 then, upon notice by B. Riley Principal Capital II, LLC, the Company must pay the difference between $500,000, and the aggregate proceeds received by B. Riley Principal Capital II, LLC from its resale of the Commitment Shares. On December 31, 2024, and September 30, 2025, the fair market value of the Commitment Shares was $227,989 and $19,742 respectively. Therefore, the Company’s make-whole obligation was $272,011 and $ 480,258 as of December 31, 2024, and September 30, 2025, respectively, and this amount was recorded in Accrued liabilities and other current liabilities in the accompanying audited condensed consolidated balance sheet as at December 31, 2024 and unaudited condensed consolidated balance sheet as at September 30, 2025, respectively. The change in the fair value of the make-whole obligation of $(7,196) and $ 208,247 is recorded as a component of finance charges in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

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

The Company issued 505,271 shares of Common Stock during the nine months ended September 30, 2025, aggregating to net proceeds of $ 1,598,008 under the Common Stock Purchase Agreement.

Public Offering and Warrant Inducement

On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant, generating aggregate gross proceeds of $5,750,400 before offering expenses of $1,159,331. The common stock purchase warrants, exercisable at $13.00 per share and expiring five years from issuance, were issued under an effective registration statement on Form S-1 (File No. 333-284298) filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) that became effective on January 23, 2025. The Company evaluated the common stock purchase warrants issued under this public offering to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that the warrants are freestanding and are indexed to the Company’s own stock and are classified as equity.

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share. In order to further incentivize the early exercise of these outstanding warrants, the Company also agreed to issue additional common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of Common Stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules. Pursuant to this Inducement Letter, the warrant holders exercised the outstanding warrants on March 18, 2025, and the Company received gross proceeds of $2,971,040 before cash offering expenses of $172,841. The Company used the net proceeds for working capital and general corporate purposes. In connection with the Inducement Letter, the Company entered into a financial advisory services agreement with the placement agent, pursuant to which the Company agreed to pay a cash fee of 4% of the cash proceeds raised in the offering, in addition to reimbursement for certain expenses. No exercises of the Inducement Warrants have occurred as of the date on which these unaudited condensed consolidated financial statements were available to be issued.

The Company evaluated the common stock purchase warrants issued under this inducement offer to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that the warrants are freestanding and are indexed to the Company’s own stock and are classified as equity. The Company recognized the incremental fair value due to effect of the modification of approximately $2,108,480 as an equity issuance cost and charged the same against proceeds. The incremental fair value of the warrants resulting from the modification (comprising of decrease in exercise price from $13.00 to $6.20 per share and the issue of additional 9,584,000 warrants) was measured as the excess of the fair value of the modified warrants over the fair value of the original warrants immediately before modification. The Company estimated the fair value of the warrants immediately before the modification and the fair value of the New Inducement Warrants after the modification using the Black-Scholes valuation model with an expected term of 5.00 years, expected volatility of 75%, dividend yield of 0%, and risk-free interest rate of 4.11%.

Subsequent to the quarter end, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with a certain institutional investor (the “Investor”). Pursuant to the Exchange Agreement, the Investor agreed to irrevocably exchange all of its warrants to purchase shares of the Common stock, originally issued on March 16, 2025, representing the right to purchase an aggregate of 958,400 shares of Common Stock (the “Warrant Shares”), for newly issued shares of Common Stock at an exchange ratio of 1.31 Warrant Shares for 1 share of Common Stock, resulting in the issuance to the Investor of 730,689 shares of Common Stock at closing.

On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before underwriting discounts and other offering expenses. The offering was conducted pursuant to a firm commitment underwriting agreement entered into with the underwriters, on June 17, 2025. The offering was made under an effective registration statement on Form S-1 (File No. 333-287939), which was declared effective by the SEC on June 16, 2025. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 322,500 shares of Common Stock to cover over-allotments, if any. On June 25, 2025, the underwriter partially exercised the over-allotment option, purchasing an additional 110,000 shares at the same public offering price, resulting in additional gross proceeds of approximately $220,000. After giving effect to the partial exercise of the over-allotment option, the aggregate gross proceeds from the offering increased to approximately $4,520,000, before deducting underwriting discounts and estimated offering expenses of $574,325. The Company used the net proceeds from the offering to support the completion of the Front End Loading 3 (”FEL-3”) study related to its proposed lithium processing facility in Muskogee, Oklahoma, and for general working capital purposes.

KMX Licensing Agreement

On February 7, 2025 (the “Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc. a Delaware corporation. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. As a consideration for this license, the Company agreed to pay KMX a royalty comprised of 50,000 shares of Company Common Stock. The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

As of the effective date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company initially recognized a liability of $343,000 as other long-term liabilities, with a corresponding debit recorded as other long-term assets on the unaudited condensed consolidated balance sheet as of March 31, 2025. On April 24, 2025, the Company issued the 50,000 shares of Common Stock to KMX in accordance with the terms of the License Agreement. As a result, the liability has been settled and the corresponding amounts were credited to equity and APIC as of September 30, 2025.

Private Placement Agreement

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each whole warrant exercisable for one share of Common Stock at an exercise price of $115.00. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from investors. The Company has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the unaudited condensed consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 12,850 shares of Common Stock and 64,251 Warrants to the investors.

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

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 253,123 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 119,198 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the three months ended September 30, 2025 and 2024, the stock based compensation expense impact is insignificant. As at September 30, 2025, all the shares had been fully vested. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at September 30, 2025 and December 31, 2024.

Restricted stock activity for the nine months ended September 30, 2025, and balances as at September 30, 2025, were as follows:

	Restricted Stock
	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2024	6,270	$0.00002
Granted	-	-
Vested	(6,270)	0.00002
Forfeited	-	-
Unvested as of September 30, 2025	-	$-

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 230,112 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 115,056 shares of Common Stock. During the three months and nine months ended September 30, 2025, there were no grants under the 2023 Equity Incentive Plan.

Stock Options

During October and November 2023, Legacy Stardust Power granted options for 227,810 shares of stock options under the 2023 Equity Incentive Plan, 218,606 options were granted to employees, and 9,204 options were granted to a consultant. The employee grants vest over a period of 3 to 5 years, and the consultant grant vests over 18 months. The options granted to both employees and the consultant were exercisable at the exercise price of $0.065.

All the options under the 2023 Equity Incentive Plan were early-exercised by grantees. Accordingly, the Company received a total amount of $14,850 towards the early exercise of these options during the period from March 16, 2023 (inception) through December 31, 2023, and recorded a liability against the early exercise of these options.

On December 14, 2023, the Company repurchased 92,044 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.065. The Company repaid a total amount of $6,000 for the repurchase of these early exercised shares from the employee in January 2024. The amount was charged against the ‘Early exercised shares option liability’.

During the year ended December 31, 2024, the Company repurchased 2,557 unvested shares that were granted to a consultant and 23,011 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.065.

During the nine months ended September 30, 2025, the Company repurchased 24,449 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.065.

The early exercised shares liability amounting to $2,048 and $4,628 is outstanding as at September 30, 2025, and December 31, 2024, respectively, and is presented under “Early exercised shares option liability” on the unaudited condensed consolidated balance sheet.

Stock option activity for the nine months ended September 30, 2025, and balances as at September 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	70,999	$5.60
Granted	-	-
Vested	(15,173)	5.25
Forfeited	(24,449)	5.84
Unvested as at September 30, 2025	31,377	$5.50

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $75,964 and $139,945 for the nine months ended September 30, 2025, and 2024, respectively. The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $25,138 and $22,221 for the three months ended September 30, 2025, and 2024, respectively.

As at September 30, 2025, total unvested compensation cost for stock options granted to employees not yet recognized was $168,228. The Company expects to recognize this compensation over a weighted average period of approximately 1.73 years.

Restricted Stock Units

During April and June 2024, Legacy Stardust Power granted 202,498 restricted stock units (“2023 Plan RSUs”) to employees under the 2023 Equity Incentive Plan. These 2023 Plan RSUs are subject to a service-based vesting requirement, and a liquidity plus service-based vesting requirement, which is defined as completion of a go public transaction or change in control. In order for any shares to vest, both the service-based vesting requirement and the liquidity plus service-based vesting requirement must be satisfied with respect to such shares. The liquidity conditions were met on July 8, 2024 upon consummation of the Business Combination, and therefore compensation expenses related to these awards began to be recognized in the year ended December 31, 2024 using a graded vesting method over the requisite service period.

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

RSU activity for the nine months ended September 30, 2025, and balances as at September 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	100,484	$86.71
Granted	-	-
Vested	(35,521)	86.41
Forfeited	-	-
Unvested as at September 30, 2025	64,963	$86.87

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $3,172,091 and $5,765,425 for the nine months ended September 30, 2025, and 2024, respectively.

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $779,563 and $5,765,425 for the three months ended September 30, 2025, and 2024, respectively.

As at September 30, 2025, total unvested compensation cost for RSUs granted to employees not yet recognized was $2,142,891. The Company expects to recognize this compensation over a weighted average period of approximately 1.76 years.

2024 Equity Incentive Plan

The Board adopted, and the stockholders of the Company approved, the 2024 Equity Incentive Plan in September 2024. The maximum number of shares with respect to one or more awards that may be granted to any one participant during any calendar year shall be 467,366 shares of Common Stock. The 2024 Equity Incentive Plan provides for the grant of stock options, RSUs, PSUs share appreciation rights, restricted shares, dividend equivalents, substitute awards, and other share or cash-based awards (such as cash bonus awards and performance awards) for issuance to employees or consultants of the Company (or any of the Company’s parents or subsidiaries), or directors of the Company.

During the year ended December 31, 2024, the Company granted (a) 152,429 RSUs to independent directors, officers, employees and consultants which are subject to a service based vesting requirement, (b) 7,400 RSUs fully vested as of the date of grant to consultants and (c) 50,658 PSUs to employees with a service and market condition.

During the nine month period ended September 30, 2025, the Company granted to employees (a) 40,871 RSUs which are subject to a service based vesting requirement, (b) 103,930 RSUs fully vested as of the date of grant to employees and (c) 8,918 RSUs fully vested as of the date of grant to consultants.

The PSUs cliff vest at the end of a three-year term subject to share price-based market condition (i.e., the volume weighted average price of the Common Stock is greater than or equal to $120.00 per share for a period of 20 trading days in any 30 trading day period or there is a change of control, or the PSUs are otherwise forfeited). The compensation expense for these RSUs and PSUs were recognized on a straight-line basis over the term of the award.

The grant date fair value of RSUs is based on the closing price of the Company’s Common Stock, as reported on The Nasdaq Capital Market on the date of grant.

RSU activity for the nine months ended September 30, 2025, and balances as at September 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	148,209	$115.11
Granted	153,719	5.02
Vested	(133,190)	22.10
Forfeited	(82,000)	116.20
Unvested as at September 30, 2025	86,738	$61.81

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $1,985,388 and $1,082,031 for the nine months ended September 30, 2025, and 2024, respectively.

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $611,311 and $1,082,031 for the three months ended September 30, 2025, and 2024, respectively.

As at September 30, 2025, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $4,575,468. The Company expects to recognize this compensation over a weighted average period of approximately 2.81 years.

As at September 30, 2025, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $644,167. We expect to recognize this compensation over a period of approximately 2.96 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$116.2
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the nine months ended September 30, 2025, and balances as at September 30, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	50,658	$67.33
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at September 30, 2025	50,658	$67.33

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $849,501 and $46,678 for the nine months ended September 30, 2025, and 2024, respectively.

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $286,252 and $46,678 for the three months ended September 30, 2025, and 2024, respectively.

As at September 30, 2025, total unvested compensation cost for PSUs granted to employees not yet recognized was $2,228,136. The Company expects to recognize this compensation over a weighted average period of approximately 1.96 years.

NOTE 6 – ACCOUNTING FOR WARRANT LIABILITY

The Company established the initial fair value of the Private and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on September 30, 2025. Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. As at September 30, 2025 and December 31, 2024, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Common Stock equals or exceeds $180.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders, and that certain other conditions are met. Once the Public Warrants become exercisable, the Company may also redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the closing price of the common stock equals or exceeds $100.00 per share on the trading day prior to the date on which the Company sends the notice of redemption, and that certain other conditions are met. If the closing price of the common stock is less than $180.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders, the Private Warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.

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

If any such registration statement has not been declared effective by the sixtieth (60th) Business Day following the closing of the Business Combination, holders of the warrants shall have the right, during the period beginning on the sixty-first (61st) Business Day after the closing of the Business Combination and ending upon such registration statement being declared effective by the Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the issuance of the Ordinary Shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis,” by exchanging the warrants (in accordance with Section 3(a)(9) of the Securities Act or another exemption) for that number of Ordinary Shares equal to the lesser of:

(A) the quotient obtained by dividing (x) the product of the number of Ordinary Shares underlying the warrants, multiplied by the excess of the Fair Market Value less the warrant Price by (y) the Fair Market Value and

(B) 3.61 per warrant (“a settlement cap” for accounting purposes).

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

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At September 30, 2025	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liability
Public warrants	$368,701	$368,701	$-	$-
Private warrants	421,953	-	421,953	-
	$790,654	$368,701	$421,953	$-

Description	At December 31, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liability
Public warrants	$1,143,071	$1,143,071	$-	$-
Private warrants	1,308,166	-	1,308,166	-
	$2,451,237	$1,143,071	$1,308,166	$-

At September 30, 2025 and December 31, 2024, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three and nine months ended September 30, 2025.

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QXR, an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at September 30, 2025. Further, no material expenses have been incurred towards the feasibility studies during the three and nine months ended September 30, 2025. All costs associated with the feasibility studies would be expensed as incurred.

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $45,908 and $34,707 as at September 30, 2025, and December 31, 2024, respectively. The Company recognized a gain of $27,680 and $11,201 for the three and nine months ended September 30, 2025, respectively and a gain of $11,678 and loss of $150,994 for the three and nine months ended September 30, 2024, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

In December 2024, Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the ASX, for $1,600,000. This investment in the ordinary shares of IRIS Metals allows the Company to explore a strategic partnership with, or investment in, IRIS Metals, including, without limitation, a potential commercial off-take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off-take agreement has been executed as of September 30, 2025. Further, no material expenses have been incurred toward due diligence during the three and nine months ended September 30, 2025.

IRIS Metals’ ordinary shares are listed on the Australian Securities Exchange (ASX) with a readily determinable fair value, and changes in fair value are recognized in the consolidated statements of operations. The investment in these securities was initially recognized at cost and subsequently measured at fair value. As of September 30, 2025, the Company no longer held any investment in IRIS Metals, compared to fair value of $1,461,715 as of December 31, 2024. The Company recognized a loss of $Nil and $711,655 for the three and nine months ended September 30, 2025, respectively, due to the change in fair value of securities, as reported in the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all its investment in IRIS Metals for total proceeds of $570,255. The Company recognized a loss on sale of investments of $84,626 and $179,805 for the three and nine months ended September 30, 2025, respectively. The carrying amount of the shares sold was $750,060. As of September 30, 2025, the Company does not hold any investment in IRIS Metals.

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

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 63,692 Common Stock shares of the Company and therefore no further fair valuation was required as at September 30, 2025 and at December 31, 2024. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

NOTE 9 – CONVERTIBLE NOTES

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement (“Convertible Notes”) for $2,000,000 with AIGD. Further, the Company entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms to the AIGD convertible equity agreement. The Convertible Notes were classified as a liability based on evaluating characteristics of the instrument and were presented at fair value as a non-current liability in the Company’s unaudited condensed consolidated balance sheets as at September 30, 2024. The estimated fair value of the convertible notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. The Convertible Notes had no interest rate or maturity date, no description of dividend and no participation rights. The liquidation preference of the Convertible Notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not convertible and/or pari preferred equity.

Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity agreements, the Convertible Notes converted into 25,722 shares of the Company’s Common Stock and therefore no further fair valuation was required as at September 30, 2025 and December 31, 2024.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the unaudited condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,496,422	$-	$-	$1,496,422
Total financial assets	$1,496,422	$-	$-	$1,496,422

	Fair Value Measurements as at September 30, 2025
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$45,908	$-	$-	$45,908
Total financial assets	$45,908	$-	$-	$45,908

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$532,700	$532,700
Total financial liabilities	$-	$-	$532,700	$532,700

	Fair Value Measurements as at September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

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

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes, convertible notes and sponsor earnout liability:

	SAFE notes at fair value	Convertible notes at fair value	Sponsor earnout liability at fair value
Balance as at December 31, 2023	$5,212,200	$-	$-
Issuance of notes	200,000	-	-
Change in fair value	107,900	-	-
Balance as at March 31, 2024	$5,520,100	$-	$-
Issuance of notes	-	2,100,000	-
Change in fair value	847,100	471,400	-
Balance as at June 30, 2024	$6,367,200	$2,571,400	$-
Issuance of common stock upon conversion	(6,367,200)	(2,571,400)	-
Sponsor earnout liability recognized on closing of Business Combination	-	-	4,608,900
Change in fair value	-	-	(1,636,100)
Balance as at September 30, 2024	$-	$-	$2,972,800
Change in fair value	-	-	(2,440,100)
Balance as at December 31, 2024	$-	$-	$532,700
Change in fair value	-	-	(528,000)
Balance as at March 31, 2025	$-	$-	$4,700
Change in fair value	-	-	-
Balance as at June 30, 2025	$-	$-	$4,700
Change in fair value			-
Balance as at September 30, 2025			$4,700

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the audited consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the SAFE note agreements, the SAFE notes and convertible notes converted into 63,692 and 25,722 shares of the Company’s Common Stock.

NOTE 11 – SEGMENT REPORTING

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, “Segment Reporting”. The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single, common management team and our cash flows are reported and reviewed with no distinct cash flows.

In addition to the significant expense categories included within net loss presented on the Company’s consolidated statements of operations, see below for disaggregated amounts that comprise general and administrative expenses.

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Payroll and related taxes	$2,938,743	$6,654,718	$9,702,403	$7,727,767
Professional and consulting fees	366,559	1,393,753	704,116	2,238,744
Legal fees	222,953	384,270	702,615	581,835
Insurance	122,721	166,724	414,177	220,713
Other	174,695	381,500	1,087,355	714,330
Total	$3,825,671	$8,980,965	$12,610,666	$11,483,389

NOTE 12 – RELATED PARTY TRANSACTIONS

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as a Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC, providing for loan in the principal amount of $250,000, bearing interest at a rate of 15% per year, and maturing in March 2025. (the “Maturity Date”). Pursuant to the Term Sheets, an aggregate of approximately 47,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has repaid the principal amount of $250,000 along with the accrued interest of $9,166 and issued 10,474 shares of Common Stock and 52,374 warrants to DRE Chicago.

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). Pursuant to the Term Sheet, 550,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company repaid the principal amount of $1,750,000 along with the accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semi-annual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of September 30, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and repaid the amount in full during the same month. The Company has accrued interest of $422 during the nine months ended September 30, 2025 on the drawn amount. As at September 30, 2025, the Company had $840,000 available to draw.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Expense type	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Expenses under contract due to:
Energy Transition Investors LLC	Interest	$-	$-	$422	-
DRE Chicago LLC	Interest	-	-	7,187	-
Endurance Antarctica Partners II, LLC	Interest	-	-	51,042	-
Total expenses		$-	$-	$58,651	-

The Company entered into notes payable agreements of with related parties, all of whom were affiliates.

		As of September 30, 2025	As of December 31, 2024

DRE Chicago LLC	Interest Accrued	$-	$1,979
Endurance Antarctica Partners II, LLC	Interest Accrued	-	18,958
Energy Transition Investors LLC	Interest Accrued	422	-
DRE Chicago LLC	Short-term loan*	-	625,000
Endurance Antarctica Partners II, LLC	Short-term loan*	-	5,250,000
Notes obtained from related parties		$422	$5,895,937

*	Short-term loan includes Equity Kicker payable as per the terms of the loan agreement.

In March 2025, the Company repaid the loan principal amount of $250,000 and $1,750,000 and interest of $9,166 and $70,000 to DRE Chicago LLC and Endurance Antarctica Partners II, LLC, respectively. Further in April 2025, the Company issued 10,474 shares and 52,374 warrants to DRE Chicago LLC, and 97,765 shares and 488,826 warrants to Endurance Antarctica Partners II, LLC against Equity Kicker payable as per the terms of the loan agreement. As at September 30, 2025, the Company had repaid all the above notes.

NOTE 13 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	September 30, 2025	December 31, 2024
Accrued expenses	$1,771,547	$1,787,985
Capital market advisory fees	1,419,388	1,500,000
Personnel related liabilities	1,610,577	1,400,141
Accrued Interest	2,103	34,561
Total	$4,803,615	$4,722,687

NOTE 14 – SHORT-TERM LOANS

Insurance funding borrowing

On August 5, 2025, the Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $70,256, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $35,125 per month for 10 months. Payments include a stated interest rate of 7.5% and are secured against a lien on the insurance policy. The carrying amount of $304,666 and $Nil is included as Short-term Loan Liability on the accompanying unaudited condensed consolidated balance sheets as on September 30, 2025, and audited condensed consolidated balance sheets as on December 31, 2024, respectively. The Company recognized interest expense of $4,229 on the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. The debt was fully repaid in June 2025. The carrying amount of $Nil and $258,552 is included as Short-term Loan Liability on the accompanying unaudited condensed consolidated balance sheets as on September 30, 2025, and audited condensed consolidated balance sheets as on December 31, 2024, respectively. The Company recognized interest expense of $Nil and $5,067 on the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On November 19, 2023, the Company entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. The debt is payable in monthly instalments of $8,389 per month for 10 months. Payments include a stated interest rate of 8.25% and are secured against lien on the insurance policy. The debt was fully repaid on September 1, 2024 and there was no balance outstanding as of December 31, 2024 and September 30, 2025. The Company recognized interest expense of $291 and $2,369 on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024, respectively.

Other short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,750,000, which will be settled in cash along with a premium of $3,500,000 in the form of variable number of shares. The Equity Kicker $3,500,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $3,500,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 36,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,800,000, which will be settled in cash along with a premium of $2,700,000 in the form of variable number of shares. The Equity Kicker $2,700,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $2,700,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which will be settled through issuance of variable number of shares) as short-term loan. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company repaid the principal amount of $1,800,000 along with accrued interest of $67,146 and issued 75,418 shares of Common Stock and 377,092 warrants to the Lenders.

The Company recognized interest expense of $Nil and $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	September 30, 2025	December 31, 2024
Insurance funding loan	$304,666	$258,552
Short-term loans from related parties (See Note 12)	-	5,875,000
Other short-term loans	-	3,875,000
Total	$304,666	$10,008,552

NOTE 15 – PROMISSORY NOTES AND WRITE-OFFS

On March 13, 2024, Legacy Stardust Power and IGX Minerals LLC (“IGX”), entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The Company paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right.

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. During the nine months ended September 30, 2025, the Company wrote off the promissory note balance including interest in the amount of $182,481 as the note was deemed unrecoverable from IGX and the likelihood of entering into definitive agreements with IGX had diminished significantly. As a result, the Company recognized a loss of $182,481 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until September 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprised of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. As of September 30, 2025, the Company determined that the likelihood of entering into definitive agreements with Usha Resources Ltd. had diminished significantly. As a result, the Company wrote off the outstanding deposit balance of $50,000 related to the non-refundable payments made under the Jackpot LOI with Usha Resources. The Company recognized a loss of $50,000 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.

NOTE 16 – SUBSEQUENT EVENTS

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent in the form of lithium chloride. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six-year terms.

On October 31, 2025, the Company entered into a non-binding letter agreement with Mandrake Resources Limited (“Mandrake”), an Australia-based company, for the supply of 7,500 metric tons per annum of lithium carbonate equivalent in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended September 30, 2025, and the related notes thereto contained elsewhere in this Quarterly Report.

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

Stardust Power is a U.S. based development stage battery grade lithium manufacturer designed to foster clean energy independence for America. The Company is in the process of creating capacity to manufacture battery grade lithium carbonate for the electric vehicle (“EV”) and energy Storage systems (“ESS”) markets, by developing a large-scale lithium refinery in the United States. Stardust Power seeks to become a sustainable, cost-effective supplier of battery grade lithium carbonate, by its innovative approach in the development of a large central refinery optimized for multiple inputs of lithium brine inputs (the “Facility”) in Oklahoma.

Stardust Power intends to source lithium chloride feedstock from various suppliers and may make investments upstream to secure additional feedstock. We seek to sell our products to EV manufacturers as our primary market, with potential applications in other areas such as battery manufacturers, the U.S. military, and original equipment manufacturers (“OEMs”).

Some of the key driving factors are the demand for battery grade lithium products, fuelled largely by the demand and production of electric vehicles and automotive OEMs and battery manufacturers seeking domestic supply options, leading to demand for minerals used in battery cells, such as lithium, governmental incentives for American manufacturing and evolving geopolitical climate that is creating a national security priority for the U.S. market.

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

Recent financing activity

On December 31, 2024, the Company entered into binding term sheets with certain investors pursuant to which the Company has agreed to sell, and the Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement are expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from investors. The Company has accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the unaudited condensed consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 12,850 shares of Common Stock and 64,251 Warrants to the investors.

On January 27, 2025, the Company consummated a public offering of 479,200 shares of common stock and accompanying warrants to purchase up to 479,200 shares of common stock at a combined public offering price of $12.00 per share and warrant, generating aggregate gross proceeds of approximately $5,750,000 before offering expenses. The common stock purchase warrants, exercisable in lots of 10 warrants at $13.00 per share and expiring five years from issuance, were issued under an effective registration statement on Form S-1 (File No. 333-284298), filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), that became effective on January 23, 2025.

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules. The Company received gross proceeds of approximately $2,971,040 on March 18, 2025, and used the net proceeds for working capital and general corporate purposes. No exercises of the Inducement Warrants have occurred as of the date on which these unaudited condensed consolidated financial statements were available to be issued.

On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before underwriting discounts and other offering expenses. The offering was conducted pursuant to a firm commitment underwriting agreement entered into with the underwriters, on June 17, 2025. The offering was made under an effective registration statement on Form S-1 (File No. 333-287939), which was declared effective by the SEC on June 16, 2025. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 322,500 shares of Common Stock to cover over-allotments, if any. On June 25, 2025, the underwriter partially exercised the over-allotment option, purchasing an additional 110,000 shares at the same public offering price, resulting in additional gross proceeds of approximately $220,000. After giving effect to the partial exercise of the over-allotment option, the aggregate gross proceeds from the offering increased to approximately $4,520,000, before deducting underwriting discounts and estimated offering expenses of $574,325. The Company used the net proceeds from the offering to support the completion of the Front End Loading-3 (”FEL-3”) study related to its proposed lithium processing facility in Muskogee, Oklahoma, and for general working capital purposes.

Subsequent to the quarter end, the Company entered into the Exchange Agreement) with a the Investor. Pursuant to the Exchange Agreement, the Investor agreed to irrevocably exchange all of its warrants to purchase shares of Common Stock, originally issued on March 16, 2025, representing the right to purchase an aggregate of 958,400 shares of Common Stock, for newly issued shares of Common Stock at an exchange ratio of 1.31 Warrant Shares for 1 share of Common Stock, resulting in the issuance to the Investor of 730,689 shares of Common Stock at closing.

Recent Supply agreements

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent in the form of lithium chloride. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six-year terms.

On October 31, 2025, the Company entered into a non-binding letter agreement with Mandrake Resources Limited (“Mandrake”), an Australia-based company, for the supply of 7,500 metric tons per annum of lithium carbonate equivalent in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

Engineering Agreement

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a Front End Loading-3 (“FEL-3”) report of the Company’s Lithium Facility at Southside Industrial Park in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments.

In August 2025, the Company announced the successful completion of the FEL-3 report. The report delivered an advanced design with key optimizations to improve efficiency, reduce costs, and strengthen overall project economics. According to the FEL-3 report, Phase 1 is planned at 25,000 metric tons per annum (mtpa) of battery-grade lithium, with estimated capital expenditures of approximately $500 million, at a 90% probability of achievement. This figure includes owner’s cost, contingency, and escalation. Construction is expected to take approximately 24 months from the start of major work to mechanical completion.

Investment in IRIS Metals Limited

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares if IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at September 30, 2025. IRIS Metals’ ordinary shares are listed on the Australian Securities Exchange (ASX) with a readily determinable fair value, and changes in fair value are recognized in the consolidated statements of operations. During the nine months ended September 30, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all its investment in IRIS Metals for total proceeds of $570,255. The Company recognized a loss on sale of investments of $84,626 and $179,805 for the three and nine months ended September 30, 2025, respectively. The carrying amount of the shares sold was $750,060. Following the sale, the Company no longer holds any investment in IRIS Metals as of September 30, 2025.

The investment in these securities was initially recognized at cost and subsequently measured at fair value. As of September 30, 2025, the fair value of the investment was $Nil, compared to $1,461,715 as of December 31, 2024. The Company recognized a loss of $Nil and $711,655 for the three and nine months ended September 30, 2025, respectively, due to the change in fair value of securities, as reported in the unaudited condensed consolidated statements of operations.

Offtake and licensing agreements

On January 28, 2025, the Company entered into a non-binding letter agreement with Sumitomo Corporations of America (“Sumitomo”), contemplating a long-term commercial offtake agreement, pursuant to which Sumitomo would agree to acquire 20,000 metric tons of lithium carbonate per year from the Company’s first line of production, with the potential to increase to 25,000 metric tons based on mutual agreement. The initial contract term would span 10 years starting from the date of the first qualification of the Company’s lithium carbonate for sale to Sumitomo’s customers, with an option for Sumitomo to renew for an additional five years under mutually agreed terms, provided written notice is given to the Company at least twelve months prior to the end of the initial term.

On February 7, 2025 (the “Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including the KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 50,000 shares of Common Stock (the “Royalty Shares”). The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering. As on the Effective Date of the License Agreement, the Company received the contractual right to access and purchase KMX VMD Units. On April 24, 2025, the Company issued 50,000 shares of common stock to KMX, with a corresponding debit recorded as other long-term asset, until the license meets the recognition criteria for an intangible asset.

Short-term loans

In December 2024, the Company entered into a binding term sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding term sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 36,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the Lenders.

Notices from Nasdaq

On March 18, 2025, the Company received a notice (the “MVPHS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C), as the Company’s market value of publicly held shares closed below $15,000,000 for the previous 30 consecutive business days. On September 26, 2025, the Company received notice from Nasdaq that the Company has regained compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C).

On March 19, 2025, the Company received a subsequent notice (the “Minimum Bid Price Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock closed below $1.00 per share for the previous 30 consecutive business days. On September 26, 2025, the Company received notice from Nasdaq that the Company has regained compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1).

On April 3, 2025, the Company received a subsequent notice (the “MVLS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(A), as the market value of the Company’s listed securities fell under $50 million for the previous 30 consecutive business days. On October 1, 2025, the Company received a delisting notice from the Nasdaq due to failure to regain compliance with the Nasdaq Listing Rule 5450(b)(2)(A). On October 8, 2025, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination. Subsequently, pursuant to an application made by the Company to transfer to the Nasdaq Capital Market and based on market value of Company listed securities being above $35 million for a sustained period of time, on October 27, 2025, the Company received notice from the Nasdaq that the application for the transfer to the Nasdaq Capital Market has been approved and consequently the above mentioned non-compliance has been cured.

Reverse Stock Split

On September 3, 2025, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of Common Stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s annual meeting of stockholders held on June 9, 2025 and granted the board of directors the authority to determine the exact split ratio and when to proceed with the Reverse Stock Split. The Reverse Stock Split became effective on September 8, 2025, and the Common Stock begin trading on the Nasdaq Global Market on a Reverse Stock Split-adjusted basis on September 8, 2025 at market open. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. As a result of the Reverse Stock Split, shares of Common Stock, outstanding warrants, stock options, and restricted stock units were proportionately decreased (and the respective per share value and exercise prices, if applicable, were proportionately increased) (see Part I, Item 1, Note 2, Basis of Presentation and summary of significant accounting policies in the notes to unaudited condensed consolidated financial statements in this Quarterly Report).

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium carbonate producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

The Company is a development stage company, and has purchased the site in Southside Industrial Park, Muskogee, Oklahoma. We have completed a number of required site assessments and technical studies, including the critical issue analysis, Phase I ESA, geotechnical study, FEL-1 study and FEL-3 study. Additional studies may be required as the project progresses.

The project required evaluation for certain federal, state, and local permits. State permitting focuses on air emissions, wastewater, and stormwater permits. Federal permitting focuses on possible cultural, biological, and natural resources and threatened/endangered species impacts. The Company has submitted the required air emissions permit application to the Oklahoma Department of Environmental Quality and received notification that such permit is declared administratively complete and is now under technical review. The Company does not require a wastewater permit for the facility since no wastewater will be discharged and has received its stormwater permit during the year.

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 metric tons per annum (“tpa”). The second phase is to add a second production line with up to 25,000 tpa, to create a total capacity of up to 50,000 tpa.

A technological innovation of Stardust Power’s planned refinery is the ability for the Facility to refine different sources of lithium chloride inputs derived from lithium brines. The Facility is being designed to accept lithium chloride, of a certain approved chemical composition. It is Stardust Power’s intention that the Facility will be able to dilute and pre-treat feedstock as necessary, to ensure that various lithium feedstock can be blended, in order to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by screening for a broader set of contaminants, in comparison to other lithium refineries.

Partnership Ecosystem

Our success will depend on whether we can execute and expand our ecosystem of commercial arrangements with additional suppliers of brine and executing agreements with them at favorable terms. The availability of lithium chloride for the purpose of extracting lithium is still in a nascent stage and we would require access to multiple sources as we start commercial production and grow our business. Our management team frequently evaluates current and future sources of supplies for reliability of supply and geographic locations for logistics and cost efficiency. We would also have to maintain technology arrangements with existing strategic affiliations on whose patented and proprietary processes we depend on, as well as forge new technology affiliations as exploration, extraction and purification processes evolve, to obtain raw materials required to manufacture high-quality lithium suitable for consumption by the EV industry, and other potential usages. These affiliations will enable us to refine and sell battery grade lithium at competitive prices, which in turn helps secure the growth and profitability of our business operations in the long term.

Adequate Capital Raise

The success of our refinery’s activities relating to producing battery grade lithium from lithium chloride and the success of our ability to obtain relevant permits in a timely manner require significant capital investment and financing to fund the initial investment in all aspects of setting up the operations, and may subsequently be impacted by our operating losses, competition from substitute products and services from larger companies, protection of proprietary technology of our strategic partners, and dependence on key individuals.

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

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services for organization setup and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in initially setting up our Facility, hire additional employees, and subsequently invest in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and the Nasdaq Capital Market.

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

The Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance in August 2025. The Company made a downpayment of $70,256, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $35,125 each for 10 months. Payments include a stated interest rate of 7.5% and are secured against a lien on the insurance policy.

The Company entered into a financing agreement of $510,000 for the purchase of a director and officer’s insurance policy with AFCO Insurance Premium Finance in 2024. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy.

The Company issued a Term Sheet to Endurance in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

The Company issued Term Sheets to several lenders, providing for loans in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025.

Interest expense for the three months ended September 30, 2024 included interest on a Legacy Stardust Power financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as of September 30, 2025.

Finance charges

Finance charges includes the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement determined based on the closing price of the Company’s Common Stock, as reported on the Nasdaq Capital Market and the costs incurred on sale of common stock pursuant to the Common Stock Purchase Agreement.

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

Change in fair value of SAFE notes and convertible notes

Change in fair value of SAFE notes and convertible notes relates to movements in fair value of SAFE notes and convertible notes that have been classified as liability instruments in the financial statements, which need to be recorded in the statement of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes and convertible notes were converted into Common Stock of the Company and hence the balance is $Nil in the unaudited condensed balance sheet as of September 30, 2025, and December 31, 2024.

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

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the period indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	Changes	September 30, 2025	September 30, 2024	Changes
Revenue	-	-	-	-	-	-

General and administrative expenses	3,825,671	8,980,965	(5,155,294)	12,610,666	11,483,389	1,127,277
Operating Loss	(3,825,671)	(8,980,965)	5,155,294	(12,610,666)	(11,483,389)	(1,127,277)
Other income (expenses)						-
Interest income	4	3,397	(3,393)	12,014	3,397	8,617
Interest expense	(11,290)	(8,558)	(2,732)	(177,222)	(10,637)	(166,585)
Finance charge	(54,752)	-	(54,752)	(273,871)	-	(273,871)
Change in fair value of earnout shares	-	1,636,100	(1,636,100)	528,000	1,636,100	(1,108,100)
Change in fair value of warrant liability	(511,109)	(2,753,964)	2,242,855	1,660,583	(2,753,964)	4,414,547
Change in fair value of investment in equity securities	27,680	11,678	16,002	(700,454)	(150,994)	(549,460)
Change in fair value of convertible equity	-	-	-	-	(471,400)	471,400
Change in fair value of SAFE notes	-	-	-	-	(955,000)	955,000
Loss on write off of promissory note and deposit	-	-	-	(232,481)	-	(232,481)
Loss on sale of investment un equity securities	(84,626)	-	(84,626)	(179,805)	-	(179,805)
Total other expenses	(634,093)	(1,111,347)	477,254	636,764	(2,702,498)	3,339,262

Net Loss	(4,459,764)	(10,092,312)	5,632,548	(11,973,902)	(14,185,887)	2,211,985

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

	Three months ended			Nine months ended
	September 30, 2025	September 30, 2024	Changes	September 30, 2025	September 30, 2024	Changes
Payroll and related taxes	2,938,743	6,654,718	(3,715,975)	9,702,403	7,727,767	1,974,636
Professional and consulting fees	366,559	1,393,753	(1,027,194)	704,116	2,238,744	(1,534,628)
Legal fees	222,953	384,270	(161,317)	702,615	581,835	120,780
Insurance	122,721	166,724	(44,003)	414,177	220,713	193,464
Other	174,695	381,500	(206,805)	1,087,355	714,330	373,025
Total	3,825,671	8,980,965	(5,155,294)	12,610,666	11,483,389	1,127,277

For the three months ended September 30, 2025, general and administrative expenses decreased compared to the three months ended September 30, 2024. The decrease was primarily attributable to lower employee-related costs, including a reduction in stock-based compensation expense. The prior year was higher due to catch up stock-based compensation expense recognized related to the consummation of the business combination. In addition, professional and consulting fees, as well as other administrative expenses, were lower in the current period compared to the prior year due to incremental costs incurred in connection with the business combination.

For the nine months ended September 30, 2025, general and administrative expenses increased compared to the nine months ended September 30, 2024. The increase was primarily driven by higher employee-related costs due to additional headcount, as well as increased legal, insurance, and other administrative expenses associated with the Company’s expanded operations. These increases were partially offset by lower professional and consulting fees, primarily reflecting a reduction in stock-based compensation expense for consultant due to forfeitures during the period.

Other Income (Expenses)

Interest income

For the three months ended September 30, 2025, interest income decreased by $3,393, compared to the prior year, primarily driven by interest earned on promissory notes issued during August 2024 which matured on July 1, 2025.

For the nine months ended September 30, 2025, interest income increased by $8,617, compared to prior year primarily attributable to interest earned in the current year for promissory notes issued during August 2024.

Interest expense

For the three and nine months ended September 30, 2025, interest expenses increased by $2,732 and $166,585 respectively, compared to the prior year. The increase was primarily due to interest expense incurred on the financing agreement related to directors and officers and other insurance policies and finance agreements for short-term loans with various lenders during December 2024.

Finance charges

For the three and nine months ended September 30, 2025, finance charges increased by $54,752 and $273,871, respectively, primarily due to the change in fair value of the Company’s make-whole provision related to the Common Stock Purchase Agreement. The Company did not have any such expense in the prior year.

Change in fair value of investment in equity securities

For the three and nine months ended September 30, 2025, the fair value of investment in equity securities increased by $16,002 and decreased by $549,460, compared to the prior year, respectively, primarily due to fluctuations in the fair value of investments in QXR and IRIS Metals, based on readily available quoted market prices for these investments.

Change in fair value of SAFE notes

For the three and nine months ended September 30, 2025, the Company did not recognize any change in the fair value of SAFE notes, compared to a loss of $Nil and $955,000 for the comparable period in the prior year, respectively. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such SAFE notes post Business Combination consummation.

Change in fair value of convertible notes

For the three and nine months ended September 30, 2025, the Company did not recognize any change in the fair value of convertible notes, compared to a loss of $Nil and $471,400 for the comparable period in the prior year, respectively. The convertible notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination with GPAC II on July 8, 2024. The Company had not issued any such convertible notes post Business Combination consummation.

Change in fair value of earnout shares

For the three and nine months ended September 30, 2025, the fair value of earnout shares decreased by $1,636,100 and $1,108,100, compared to the prior year, respectively, primarily due to fluctuations in the fair value of earnout shares issued to the sponsor. The earnout shares have been classified as liability instruments in the financial statements, and the fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

Change in fair value of warrant liability was an increase in income of $2,242,855 and $4,414,547 for the three and nine months ended September 30, 2025, respectively, compared to the prior year. This relates to movements in fair value of Public and Private Warrants which have been classified as liability instruments in the financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end.

Loss on sale of investments in equity securities

For the three and nine months ended September 30, 2025, the Company recorded a loss of $84,626 and $179,805 in connection with the sale of investment in equity securities. These securities were originally acquired as part of a broader investment strategy but were sold during the quarter in response to evolving market conditions and liquidity needs. The loss reflects the decline in market value relative to the carrying amount at the time of sale. The Company had not sold any investment in equity securities in the prior year.

Loss on write off promissory notes and deposit

For the three and nine months ended September 30, 2025, the Company recorded a loss of $Nil and $232,481 related to the write-off of a promissory note and deposit associated with a previously contemplated strategic partnership with IGX and Usha Resources. The arrangement was terminated during the period, and based on an updated assessment these amounts were deemed uncollectible. Accordingly, the full balance was written off and recognized as a non-operating loss. No such write off was noted in the prior year.

Tax expenses

For the three and nine months ended September 30, 2025, and 2024 the tax expense is $Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the balance sheet as at September 30, 2025 and December 31, 2024, primarily due to net operating loss carry forwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three and nine months ended September 30, 2025, the Company incurred a net loss of $4,459,764 and $11,973,902 respectively and for the three and nine months ended September 30, 2024, the Company incurred a net loss of $10,092,312 and $14,185,887 respectively. Since the Company is yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of September 30, 2025, and December 31, 2024, we had an accumulated deficit of $ 64,592,850 and $52,618,948 respectively.

We have not earned any revenue and have been operating at a loss since inception. We have an accumulated deficit and stockholders’ deficit.

Liquidity Requirements

Our primary requirements for liquidity and capital are investment in new facilities, new technologies, working capital and general corporate needs. Specifically, in this regard, the refinery cost, which includes all direct and indirect costs and contingencies needed to build phase 1 of the refinery (25,000 metric tons per annum of battery grade lithium carbonate), has been estimated at approximately $500 million following completion of the FEL-3 study. We intend to finance our project cost through a mix of debt, equity and potential government grants. We expect our operational expenditures to increase for the foreseeable future in connection with ongoing and future activities. Specifically, expenditures will increase as we:

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

Our unaudited condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity having no revenues, has incurred net loss since inception of $ 64,592,850 and has stockholders’ deficit of $5,120,114 as at September 30, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital.

As discussed above:

●	On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II. During the nine months ended September 30, 2025, the Company issued 505,271 shares of common stock pursuant to the Purchase Agreement, aggregating to net proceeds of $1,598,008. Subsequent to the quarter end, the Company issued 132,777 shares of Common Stock aggregating to net proceeds of $471,677.

●	On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant with an exercise price of $13.00, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses.

●	On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share, generating aggregate gross proceeds of approximately $2,971,040, before related expenses, on March 18, 2025. In connection with such exercise, the Company agreed to issue new Common Stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share.

●	On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 110,000 shares of Common Stock at a public offering price of $2.00 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses.

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

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan has an annual percentage rate of 8.25% and is payable in 10 instalments through September 21, 2024. As at December 31, 2024 and September 30, 2025, the loan was fully repaid.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $44,162 per month for 11 months. Payments include a stated interest rate of 8.46% and are secured against a lien on the insurance policy. As at September 30, 2025, the loan was fully repaid.

On August 5, 2025, the Company entered into a financing agreement of $407,500 with AFCO Insurance Premium Finance to fund the purchase of an insurance policy. The Company made a down payment of $70,256 at the inception of the agreement, and the remaining balance was financed through AFCO. The loan is payable in 10 monthly instalments of $35,125 each, beginning on September 8, 2025, and includes interest at a stated annual rate of 7.5%. The loan is secured by a lien on the related insurance policy. As of September 30, 2025, the carrying amount was $304,666.

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

On March 21, 2024, Legacy Stardust Power entered into a financing commitment and equity line of credit agreement with AIGD. The agreement replaced the above contingent commitment feature of the SAFE notes with granting Legacy Stardust Power an option to drawdown up an additional $15,000,000 on terms similar to existing SAFE notes prior to the First Effective Time. On April 24, 2024, Legacy Stardust Power amended and restated the August 2023 SAFE note and the November 2023 SAFE note. On May 1, 2024, Legacy Stardust Power amended and restated the February 2024 SAFE note. These amendments clarified the conversion mechanism in connection with the Business Combination. In accordance with the terms of the convertible equity agreements, immediately prior to the First Effective Time, the cash received pursuant to the SAFE note agreements automatically converted into 63,692 shares of Combined Company Common Stock.

Short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Lenders”), providing for loans (the “Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). The proceeds of the Loans are expected to be used by the Company for general corporate and working capital purposes. The Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to the Lenders an aggregate of $2,700,000 in Common Stock as an Equity Kicker, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Lenders shall be no less than an aggregate of 36,000 shares. In addition, the Lenders will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the Lenders.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
Net cash used in operating activities	(6,548,760)	(8,514,161)	1,965,401
Net cash used in investing activities	(3,001,632)	(1,279,257)	(1,722,375)
Net cash provided by financing activities	10,222,822	10,108,680	114,142
Net change in cash	672,430	315,262	357,168

Cash Flows Used in Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $6,548,760 consisting of a $11,973,902 net loss, adjusted for $5,247,665 of non-cash charges, primarily comprising stock based compensation expense, change in fair value of investments, warrant liability, sponsor earnout shares and common stock make-whole obligation, loss on sale of investments, loss on write off of deferred transaction costs, promissory note and deposits and depreciation, and a $177,477 net increase in operating assets and liabilities, primarily driven by an increase of $231,370 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by a decrease of $53,893 in prepaid expenses and other assets due to amortization,

For the nine months ended September 30, 2024, net cash used in operating activities was $8,514,161 consisting of a $14,185,887 net loss, adjusted for $9,730,411 non-cash charge for change in fair value of SAFE notes, change in fair value of investments, convertible notes, sponsor earnout shares, investments and stock based compensation and a $4,058,685 net change in operating assets and liabilities, primarily driven by an decrease of $3,597,110 in accounts payable and other current liabilities which primarily represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by a decrease of $461,575 in prepaid expenses.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $3,001,632, primarily representing $3,555,268 incurred for capital project costs related to construction of the refinery offset partially by $570,255 in proceeds from sale of investments in equity securities.

For the nine months ended September 30, 2024, net cash used in investing activities was $1,279,257, primarily representing $726,102 on account of pre-acquisition capital project costs related to construction of the refinery purchase of computer and equipment of $11,155, promissory notes issued of $492,000 and $50,000 of investments in other long term assets.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $10,222,822 related primarily to gross proceeds from consummation of public offerings of $10,270,400, gross proceeds from a warrant inducement transaction of $2,971,040, proceeds from PIPE investors of $125,000, proceeds from short term loan of $337,244 and common stock issuance proceeds of $1,647,431 partially offset by repayment of short-term loans of $3,841,129, payment of transaction costs associated with public offering and warrant inducement of $1,260,226.

For the nine months ended September 30, 2024, net cash provided by financing activities was $10,108,680 related primarily to cash received from proceeds for issuance of convertible notes of $2,100,000, SAFE notes of $200,000, exercise of warrants of $1,561,655, proceeds from a short-term loan of $510,000 and proceeds from closing of the Business Combination including issuance of PIPE shares of $11,639,088, offset partially by deferred Business Combination transaction costs of $4,134,056, repayment of short term loans of $199,170 and repayment of notes payable to related parties of $1,562,834.

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

Segment Reporting

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single, common management team and our cash flows are reported and reviewed with no distinct cash flows.

Related Party Transactions

On September 18, 2024, the Company entered into a consulting agreement in the amount of $500,000 with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as the Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, as discussed above, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC and other lenders, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to DRE Chicago.

As discussed above, in December 2024, the Company entered into a binding term sheet with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on March 2025 (the “Maturity Date”). In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the nine months ended September 30, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semiannual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of September 30, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and repaid the amount in full during the same month. The Company has accrued interest of $422 during the nine months ended September 30, 2025 on the drawn amount. As at September 30, 2025, the Company had $840,000 available to draw.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). At closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Warrants. Each 10 Private Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. At September 30, 2025 there were 5,566,667 Private Warrants outstanding. As at September 30, 2025, the fair value of Private Warrants amounted to $421,953. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 100,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at September 30, 2025, the fair value of Sponsor Earnout Shares amounted to $4,700.

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

Market Risk Exposure

Interest Rate Risk

As of September 30, 2025, the Company did not have any significant risk for changes in interest rates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC v. Stardust Power, Inc., Case No: 654037/2025. The complaint names the Company as defendant, alleging, among other things, that the Company breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On September 19, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. The Company plans to vigorously defend against the lawsuit and the action will proceed next to the discovery stage and for further proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.3	Certificate of Amendment to the Certificate of Incorporation of Stardust Power Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: November 13, 2025		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

