Form 10-K
period 2025-12-31
Stardust Power Inc.
filed 2026-03-25
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SDST	The Nasdaq Capital Market
Redeemable warrants, each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00	SDSTW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non -voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $9,765,270 (based on the closing price for shares of the registrant’s common stock as reported by The Nasdaq Capital Market on that date).

As of March 24, 2026, there were 9,966,473 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as a part hereof.

i

EXPLANATORY NOTE AND DEFINITIONS

On November 21, 2023, Stardust Power Operating Inc (f/k/a Stardust Power Inc. prior to the consummation of the Business Combination (as defined below), “Legacy Stardust Power”) entered into a business combination agreement (the “Business Combination Agreement”) with Global Partner Acquisition Corp II (“GPAC II”), a Cayman Islands exempted company incorporated on November 3, 2020, Strike Merger Sub I, Inc. (“First Merger Sub”), a Delaware corporation and direct wholly owned subsidiary of GPAC II, and Strike Merger Sub II LLC (“Second Merger Sub”), a Delaware limited liability company and a direct wholly owned subsidiary of GPAC II. On July 8, 2024, Legacy Stardust Power was renamed Stardust Power Operating Inc.

On July 8, 2024, Legacy Stardust Power completed the business combination contemplated by the Business Combination Agreement (the “Business Combination”). GPAC II deregistered as a Cayman Islands exempted company and redomesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation. Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc. (also referred to herein as the “Combined Company” or “Stardust Power”).

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Stardust Power,” the “Company” and “the Registrant” refer to Stardust Power Inc. and its wholly owned subsidiaries. All monetary values, other than per unit and per share amounts, are stated in U.S. dollars unless otherwise specified. The following are other abbreviations and definitions of certain terms used within this Annual Report on Form 10-K (this “Form 10-K” or this “report”):

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

“Facility” refers to the Company’s planned lithium refinery in Muskogee, Oklahoma.

“FEL” refers to Front End Loading.

“Governing Documents” refers to the Bylaws and Certificates of Incorporation.

ii

“IGX” refers to IGX Minerals LLC.

“IR Act” refers to the Infrastructure Investment and Jobs Act.

“IRA” refers to the Inflation Reduction Act.

“IT” refers to information technology.

“KMX” refers to KMX Technologies, Inc.

“Nasdaq” refers to the Nasdaq Capital Market.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements concerning, without limitation, our expectations, hopes, beliefs, intentions, plans, objectives, goals, prospects, financial results or strategies regarding us and the future held by our management team and the products and markets, future events, future financial condition, expected future revenues or performance financing needs, our ability to continue as a going concern, business trends and market opportunities of our business and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terms such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this Annual Report on Form 10-K that these forward-looking statements are subject to substantial known and unknown risks, uncertainties, and other factors, most of which are difficult to predict and many of which are beyond our control and could cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to differ materially from the expected results, outcomes, performances or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Annual Report on Form 10-K:

●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq and comply with Nasdaq’s continued listing requirements;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;
●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local economic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the Company’s ability to maintain proper and effective internal controls over financial reporting, and the Company’s ability to produce accurate and timely financial statements; and
●	the Company’s other plans, objectives, expectations, intentions and risks and uncertainties described or referenced in this Annual Report on Form 10-K under the heading “Risk Factors,” and other documents that the Company will file, from time to time with the SEC.

If any of these risks, uncertainties and other factors materialize or our assumptions prove incorrect, actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements could differ materially from those implied by these forward-looking statements. There may be additional risks, uncertainties and other factors that we do not presently know or that we currently believe are immaterial that could also cause actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to differ materially from those contained in the forward-looking statements.

In addition, forward-looking statements reflect our expectations, estimates, assumptions, plans or forecasts of future events and views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our assessments to change. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The information included on any websites referenced in this Form 10-K is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any references to such websites are intended to be an inactive textual reference provided for convenience only.

iv

ITEM 1. BUSINESS

Company Overview and History

Stardust Power, formed on March 16, 2023, is developing a lithium refinery in Muskogee, Oklahoma, with expected capacity of producing up to 50,000 metric tpa of BGLC once fully operational. On March 16, 2023, Roshan Pujari, the sole director and a controlling member of Stardust Power LLC, transferred his ownership in Stardust Power LLC to Legacy Stardust Power in exchange for nominal consideration. Prior to and following the acquisition, Roshan Pujari controlled both Stardust Power LLC and Legacy Stardust Power. The Company’s predecessor entity, Stardust Power LLC, did not have any assets, liabilities, revenue, expenses or cash flows from its inception on December 5, 2022, through March 16, 2023. On March 16, 2023, Stardust Power Inc. was organized in the State of Delaware, and all the ownership interests of Stardust Power LLC were transferred to Stardust Power Inc. At the closing of the Business Combination, pursuant to the Business Combination Agreement, the Business Combination between GPAC II, First Merger Sub, Second Merger Sub and Legacy Stardust Power was consummated, and GPAC II emerged as the surviving company from the Business Combination. The name of GPAC II was subsequently changed to Stardust Power Inc. As a development stage company, Stardust Power’s strategy is to advance its project through site acquisition and readiness, source feedstock, and obtaining commitment for the offtake of its BGLC.

Stardust Power’s mission is to help secure U.S. energy leadership for national security through the production of BGLC, with sustainability built into each step of its process.

Stardust Power’s BGLC refinery is being designed and developed to help foster energy independence for the United States. The Company seeks to become a sustainable, cost-effective supplier of BGLC for energy storage across energy storage systems, e-mobility, grid infrastructure, and data centers. The Facility is expected to be optimized for multiple inputs of lithium chloride feedstocks. Upon completion of the Facility, Stardust Power expects to secure multiple sources of feedstock from various lithium producers, with the Facility expected to become one of the largest lithium refineries in North America. Stardust Power has previously entered and intends to enter into letters of intent and memoranda of understanding to avail itself of lithium brine feedstock supply. Stardust Power’s business strategy will depend on such agreements and its ability to source lithium chloride.

Stardust Power expects to source lithium feedstock from various suppliers and may make investments upstream to secure additional feedstock. However, there is uncertainty as to whether, and to what extent economically recoverable lithium exists at such resources and as such the possibility exists that these efforts may not yield desired economic results. For more information on associated risks, please see “Risk Factors - We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.” The Company plans to sell its products to and for the benefit of battery manufacturers, the United States’ defense industrial base, and Western original equipment manufacturers (“OEMs”). The Company is not currently producing or selling any BGLC.

Some of the key driving factors for potential growth of the lithium refining industry are the anticipated increasing demand for battery-grade lithium products, fueled largely by the anticipated demand and production of energy storage systems, handheld electronics and EVs. We anticipate Western automotive OEMs and battery manufacturers to increasingly seek domestic supply sources. The demand for battery-grade lithium is rapidly diversifying beyond electric vehicles, driven by significant growth in data centers, energy storage systems (“ESS”), and military applications. The accelerating deployment of hyperscale data centers, driven by artificial intelligence (“AI”) workloads and global digitalization, requires robust, high-density battery backup systems to ensure uninterrupted operations, while the global transition to renewable energy is fueling ESS installations that rely heavily on lithium-based chemistries for grid stability and energy arbitrage. In parallel, defense and aerospace sectors are expanding their use of advanced lithium-ion technologies for mobile power, unmanned systems, and tactical energy storage, creating additional strategic demand. We believe these sectors represent a growing share of lithium consumption, and underscore a broader, multi-sector reliance on secure and scalable battery-grade lithium supply chains.

We believe this has led to increasing demand for the critical minerals used in battery cells, such as lithium, driven by strong governmental incentives for American manufacturing and an evolving geopolitical climate that is creating a national security priority for the United States’ market. For more information on the demand of EVs and battery-grade lithium, please see “Current United States Lithium Refinery Landscape-EV Market Driving Demand for Lithium” below. Stardust Power’s market is the United States’ domestic demand market, which has been estimated in terms of lithium carbonate equivalent (“LCE”) to be over 200,000 tons by 2030, and to approximately 470,000 tons by the mid-20301. For more information, please see the graph in “United States Market - Lithium Battery Landscape” below.

1 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

In February 2023, the Company (through its fully owned subsidiary, Stardust Power LLC) received an illustrative incentive analysis for up to $257 million in performance-based incentives, based on Stardust Power meeting certain criteria, from the State of Oklahoma (covering Phase 1 and 2) and potential federal incentives analysis, which may also include federal grants. For more information on the incentives and milestones required to be achieved in order to receive such incentives, please see “State Incentives” below.

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

In the coming years, significant cathode material production capacity is expected to come online in Europe and North America while capacity and production in China, Japan, Korea also is expected to increase. The market for lithium compounds faces barriers to entry, including access to an adequate and stable supply of lithium feedstock, the need to produce sufficient quality and quantity, technical expertise and development lead time.

China’s Dominance in Lithium-ion Batteries and the Need for Domestic Sources in the United States

Lithium-ion batteries have become the rechargeable battery of choice in cell phones, computers, electric vehicles, and large scale electric stationary storage systems. Global production capacity of lithium-ion batteries was approximately 2.5 terawatt-hours (“TWh”) per year at the end of 2025 and is forecasted to grow to approximately 5 TWh in 2036, led by China, which is projected to account for more than half the market share2. This is supported by regulatory and consumer-driven tailwinds increasing demand for power-consumption through higher performance applications. This, in turn, is driving the need for resilient and geographically diverse sources of battery metals and precursor materials, including lithium.

The battery supply chain can be separated into three segments:

●	upstream (mining and extraction of raw materials);
●	midstream (processing of raw materials into battery-grade components); and
●	downstream (cell and pack manufacturing, as well as end-of-life recycling and reuse)[3].

The supply chains for the critical minerals in these batteries differ in terms of the geography of raw material production, although a few countries produce the majority of supply for each critical mineral. Arguably the most important choice is the selection of cathode material, as cathodes are over half of the cost of a battery cell and largely determine crucial battery characteristics such as energy density and charging speed.4

China’s mined production is forecasted to increase to 905,650 tons of LCE in 2035, rising at a compound annual growth rate (“CAGR”) of 8% from 408,100 tons of LCE in 2025. 5

Chemical refiners source battery-grade materials from suppliers to manufacture into cell components, including cathodes, anodes, electrolytes, and separators. The majority of global refining capacity is currently located in Asia.6

2 https://www.altenergymag.com/news/2025/11/20/global-lithium-ion-battery-capacity-to-reach-54-twh-by-2036-but-gigafactory-growth-cools-according-to-idtechex/46385/#:~:text=The%20top%206%20players%20account%20for%20more,Lithium%2DIon%20batteries%20was%20more%20than%202500%20GWh.

3 “Electric vehicle battery chemistry affects supply chain disruption vulnerabilities”. Anthony L. Cheng, Erica R. H. Fuchs, Valerie J. Karplus and Jeremy J. Michalek. Accessed at: https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10923860/.

4 Id.

5 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

6 Visual Capitalist. “China’s Dominance in Battery Manufacturing”, dated January 19, 2023. Available at: https://www.visualcapitalist.com/chinas-dominance-in-battery-manufacturing/.

Cell manufacturers source cell components and assemble those components into modules and packs, which are then sold to OEMs. Cell manufacturing is currently concentrated in China, with the country accounting for over 85% of global production capacity, as of 2024, but the concentration is estimated to decrease to 67% in 2030.7

Each segment of the lithium-ion battery supply chain has seen disparate quantities of investment, with those variations further pronounced with specific geographies. While there is significant cell manufacturing and OEM manufacturing capacity in the United States, a minority of global battery materials, particularly as they relate to EVs, are sourced from inside the United States resulting in a severe domestic capacity imbalance for processing such materials.8 This risk in the security, and cost of supply has resulted in numerous issues for industries reliant on lithium-ion batteries and has the potential to setback the adoption of EVs and renewable energy storage. As a result, Stardust Power intends to focus its business strategy on the United States’ domestic refining BGLC utilizing federal and state government incentives, in addition to public and private market investments.

Current United States Lithium Refinery Landscape

The United States lithium refinery landscape is rapidly evolving, with significant developments underway to bolster domestic capabilities in lithium production, crucial for battery-grade materials used in EVs and other technologies. Here is an overview of notable projects and how Stardust Power aligns:

1.	Stardust Power intends to build one of the largest battery-grade lithium refineries in North America. The Facility is expected to produce up to 50,000 metric tpa once fully operational.
2.	Tesla has commenced operations at its new lithium refining factory in Texas. The site, located outside of Corpus Christi, is the first large-scale refinery for battery-grade lithium in the U.S., and the first industrial deployment of an acid-free lithium refining route.[9]
3.	ExxonMobil is building a lithium processing facility in Arkansas, establishing a refinery expected to support the production of over 1 million EVs by 2030.[10]
4.	Ioneer Ltd has announced it is advancing the Rhyolite Ridge Lithium-Boron Project in Nevada, with plans to significantly contribute to the United States lithium supply.[11]
5.	Lithium Americas has announced that the Thacker Pass project by Lithium Americas in Humboldt County, Nevada, is targeting a substantial lithium carbonate production capacity. They have announced that the mechanical completion of Phase 1 production is targeted for 2027.[12]
6.	Standard Lithium has announced that its South West Arkansas Project plans for initial annual capacity of 22,500 tons of battery-quality lithium carbonate, with first production expected in 2028[13].

Competitive Landscape and New Market Entrants

The United States lithium refining sector is seeing increased activity, partly driven by government policies such as grant programs and financings and the Inflation Reduction Act, which incentivizes domestic production. New players like Stardust Power are entering the market, positioning themselves through strategic initiatives such as mergers and joint ventures to fund their development. Existing firms like Albemarle are expanding their operations to capitalize on the growing demand for lithium, driven by the EV market expansion.

7 https://www.electrive.com/2025/06/03/iea-report-dimensions-and-trends-of-the-global-battery-market/#:~:text=Cell%20production:%20installed%20capacity%20at,producers%2C%E2%80%9D%20the%20report%20states.

8 Congressional Research Service. Critical Minerals in Electric Vehicle Batteries, dated August 29, 2022 (Report No. R47227). Retrieved from https://crsreports.congress.gov/product/pdf/R/R47227.

9 https://www.teslarati.com/tesla-first-us-lithium-refinery-texas/

10 https://www.reuters.com/markets/commodities/exxon-aims-make-key-lithium-technology-decision-by-year-end-2024-02-15/

#:~:text=The%20company%20last%20fall%20announced,electric%20vehicle%20(EV)%20batteries

11 https://www.ioneer.com/rhyolite-ridge-project/about-rhyolite-ridge/

12 https://lithiumamericas.com/news/news-details/2024/Lithium-Americas-Provides-a-Thacker-Pass-Construction-Plan-Update/

default.aspx#:~:text=PROJECT%20TIMELINE,full%20capacity%20production%20in%202028

13 https://www.standardlithium.com/news/smackover-lithium-receives-key-final-integration-approval-from-the-arkansas-oil-and-gas-com

Stardust Power’s Position Relative to Competitors

Stardust Power intends to position itself as a key player in the domestic supply chain for lithium, a critical material for battery production. Lithium refining capacity is a key bottleneck in the supply chain that needs to be addressed to establish a resilient critical minerals US supply chain. By seeking to establish one of the largest refineries of its kind in the United States, Stardust Power aims to enhance its competitive edge and market visibility. Our strategic location in Oklahoma, provides a centralized hub by which we intend to leverage existing multi-modal transportation infrastructure, aligning logistically with upstream sources of feedstock and downstream customers.

Unlike the hard rock or clay lithium refineries of the other United States players in the industry, the Company’s central refinery is being designed to be optimized for multiple lithium chloride inputs derived from brine. By utilizing a “hub and spoke” refinery model, the Company believes it can scale production more efficiently through sourcing feedstock from different sources in the Americas that are rapidly developing across the region. We believe this provides a competitive advantage of minimizing the dependence on a single supply source and establishing an attractive long-term refining infrastructure to support the development of regional upstream capacity.

Future Outlook

The United States lithium demand is expected to continue robust growth, with continued investments and expansions, given the political support towards onshoring of critical mineral production in the United States. The entry of new players like Stardust Power indicates a dynamic shift towards increasing domestic production capabilities and addressing significant bottlenecks in the domestic supply chain. We believe that this trend is underway as the demand for lithium-ion batteries has escalated and the United States seeks to reduce its reliance on foreign critical minerals.

In summary, we believe the United States lithium refinery sector is critical and on a robust growth trajectory, with significant investments from both new entrants like Stardust Power and established players. This expansion is crucial for supporting the broader energy transition and EV market growth in the United States.

Overall Market Opportunity

The lithium market is expected to grow significantly through 2030 as a result of growth in the energy storage segment (‘ESS”) and the electrification of cars and trucks. The LCE demand from ESS is expected to grow at a CAGR of 13%, reaching 862,000 tons of LCE in 2035 from 250,000 tons of LCE in 2025. However, from 2030, the rise of alternative chemistries used by ESS providers, such as sodium-ion, could cause a slight easing in the growth of lithium demand. 14 Due to the strict rules that internal combustion engine automakers must adhere to in order to reduce carbon dioxide emissions from automobiles, the automotive application market is estimated to increase significantly over the course of the projection period. This has led to the increased focus on EVs by automakers, which in turn is expected to increase demand for lithium and related goods. A typical EV battery would require about 850 grams of BGLC per kilowatt-hours (“kWh”)15, and each EV has an average battery capacity of 65 kWh. Hence, an average EV will require approximately 55 kg of BGLC16. Given that the Company’s refinery is expected to be able to produce up to 50,000 metric tpa of BGLC, Stardust Power estimates it should be able to supply batteries to approximately 1 million EVs, or approximately 8% of the United States’ EV market by 2035, which is estimated at 12.2 million EVs.17

Furthermore, the growing lithium-ion battery market is expected to benefit from the continued advancement of DLE technologies, further described below, which may enhance the industry’s ability to respond promptly to rising demand.

In light of the Company’s objective to emerge as a significant supplier of BGLC within the United States, it is estimated that a portion of the global lithium market constitutes the Company’s TAM.

14 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

15 International Renewable Energy Agency. “Lithium is critical to the energy transition. IRENA” dated 2022. Available at: https://www.irena.org/-/media/Files/IRENA/Agency/Technical-Papers/IRENA_Critical_Materials_Lithium_2022.pdf

16 https://www.iea.org/reports/global-ev-outlook-2025/electric-vehicle-batteries

17 https://www.eei.org/en/news/news/all/eei-projects-78-million-evs-will-be-on-us-roads-in-2035

Additionally, market analysis and industry trends indicates the growing demand for BGLC, particularly within the context of the expanding EV market and advancements in energy storage solutions. Given the pivotal role of BGLC in powering EVs and supporting renewable energy integration, the projected growth trajectory of the lithium product market supports the Company’s focus on this segment as its TAM. Furthermore, the Company’s strategic positioning and expected operational capabilities aimed at servicing the United States’ market support the viability of targeting this segment within the broader global lithium market. Additionally, the market impact of the Facility may be assessed from the demand side by calculating the units of EVs that is expected to be supplied by the plant, which is expected to be approximately 1 million EV’s.

Global near-term passenger EV sales and EV share of new passenger-vehicle sales by market

EV Market Driving Demand for Lithium

According to Bloomberg NEF’s 2025 Electric Vehicle Outlook (“BNEF EV 2025”), under the Economic Transition Scenario (“ETS”) 18, EVs are expected to reach 56% of global passenger vehicle sales by 2035 and 70% by 2040. Despite rapid EV adoption, only 40% of the global passenger-vehicle fleet are expected to be electric by 2040 under the ETS. EV adoption is faster than that in several countries, like the Nordics (72%), China (69%), or the UK (66%), but some of the biggest car markets, like the US and Japan, are much slower.

18 Bloomberg NEF. “Electric Vehicle Outlook 2025”, dated 2025. Available at: https://about.bnef.com/insights/clean-transport/electric-vehicle-outlook/#overview

Fuel-economy and carbon-dioxide emissions regulations applicable to commercial vehicles, together with the environmental and decarbonization commitments of an increasing number of corporate fleet operators, are expected to support continued growth in electric commercial vehicle adoption. Under Bloomberg NEF’s ETS, electrification is projected to expand beyond passenger vehicles into commercial vans, trucks and buses, with light-duty commercial vehicles expected to adopt more rapidly due to favorable total cost of ownership relative to diesel alternatives. Bloomberg NEF estimates that electric vans could account for more than one-third of global new van sales by 2030, while battery-electric trucks are expected to approach approximately 15% of global new sales by that time, with adoption expected to continue to increase thereafter. Electric bus adoption is also advancing globally, supported by government policy measures, with more than half of city bus sales in Europe now electric and Europe largely on track to meet the European Union’s target of 100% zero-emission city bus sales by 203519.

Lithium Market Current Dynamics

The global lithium market has recently experienced substantial price fluctuations. Spot prices peaked at over $80,000 per ton in December 2022 but has since declined to just over $10,000 per ton as of March 2025, with a slight rebound to approximately $23,093 per ton in January 30, 202620. This downturn, attributed to oversupply and softened demand, raises concerns for industries reliant on lithium-ion batteries, such as EVs, renewable energy storage, consumer electronics and refineries. The decline may have implications for the industry and for Stardust Power.

Despite price declines, long-term demand for lithium is expected to remain supported by continued growth in global energy demand, including increased adoption of electric vehicles and energy storage systems. While near-term pricing remains subject to uncertainty due to excess supply, market participants generally expect supply-demand conditions to rebalance over time as demand growth absorbs surplus capacity; however, the timing and magnitude of any recovery remain uncertain and subject to macroeconomic conditions, policy developments, technological change and future supply responses.

Per the Fastmarkets Q4 2025 Lithium 10-year Forecast Supply/Demand Report (the “Fastmarkets Report”), lithium deficit is expected to be delayed to 2029. The 2027 and 2028 years are now forecasted to move to a surplus of 18,000 tons in 2027 and 14,000 tons in 2028. The overall forecast for lithium demand has increased by roughly 32,000 tons of LCE for 2027 and 26,000 tons of LCE for 2028. The report increased expectations for demand from the ESS market. This is a result of China continuing to support widespread ESS deployment via policy, as well as increased demand from the US market due to the expected adoption of ESS by AI data centers. The model continues to project significant supply shortfalls from 2030, which grow over time. The expectation of significantly higher prices in the next decade is likely to incentivize new supply, which should help mitigate these shortfalls.

19 Bloomberg NEF. “Electric Vehicle Outlook 2025” dated 2025. Available at: https://about.bnef.com/insights/clean-transport/electric-vehicle-outlook/#overview

20 Lithium - Price - Chart - Historical Data - News

Future Lithium Supply

Currently, much of the lithium mining is situated in Australia and Latin America followed by China. An announced pipeline of projects will likely introduce new players and geographies to the lithium-mining map. The Fastmarkets report estimates that global lithium salts output will reach 1.48 million tons of LCE in 2025, which includes 1.07 million tons of carbonate, 390,000 tons (LCE basis) of hydroxide and 30,000 tons (LCE basis) of other salts.21

While forecasted demand and supply indicates a balanced industry for the short term, there is a potential need to galvanize new capacity by 2030. Additional lithium sources required to bridge the supply gap are predicted to come from different types of lithium sources. The four lithium sources that are expected to create the greatest opportunity for Stardust Power’s feedstock are from (i) oilfield brines (ii) salt flats (iii) produced water and (iv) geothermal brines.

1	Oilfield Brines – Oilfield brines are highly saline fluid occurring naturally in subsurface petroleum reservoirs, typically co-produced with hydrocarbons, and composed predominantly of dissolved inorganic salts, metals, dissolved gases, and organic compounds.

2	Salt Flats - Salt flats, also known as salt pans or saltpans, are vast expanses of land covered with salt and other minerals left behind by the evaporation of water. These flats often contain lithium-rich brine beneath their surface layers. By implementing DLE technology, lithium can be efficiently extracted from the brine beneath salt flats.

3	Produced Water - Produced water, a residual from oil and gas extraction, is commonly viewed as waste. However, produced water holds potential with its mineral content, notably lithium. Its reservoirs are promising for extraction. DLE is able isolate and concentrate lithium ions from produced water in order to extract the lithium.

4	Geothermal Brine - Geothermal brine refers to the hot water that naturally occurs beneath the Earth’s surface, typically in areas with volcanic activity or high levels of geothermal heat. It contains dissolved minerals and salts, including lithium. DLE methods aim to selectively extract lithium from geothermal brine efficiently.

The Domestic Market in the United States

Lithium-Battery Landscape

Current and projected demand is dominated by EVs, but lithium-ion batteries also are ubiquitous in consumer electronics, critical defense applications, and in stationary storage for the electric grid. We believe EVs have changed the domestic economy in irreversible ways. With the increasing electrification of the United States’ transportation sector, growth in employment associated with EVs has already been demonstrated. In the United States, EV sales have increased in recent years, and remain influenced by policy developments, infrastructure availability and consumer cost considerations. Over the long term, electric vehicles are expected to represent an increasing share of new passenger vehicle sales in the United States, and the pace of adoption will continue to evolve alongside regulatory and market conditions. Capturing this market is key for the future viability of the United States auto industry, which historically has contributed 5.5% of the total United States’ gross domestic product.

In addition to EVs, Bloomberg NEF projects rapid growth in stationary energy storage deployment to support grid reliability, renewable energy integration and peak-load management. Participation in this growing lithium-based battery market requires a robust domestic supply chain spanning upstream raw materials, midstream refining and downstream battery manufacturing. Establishing such supply chains is viewed as strategically important to reduce reliance on imports, mitigate geopolitical risk and support domestic manufacturing. Stardust Power intends to participate in this evolving market through the development of its lithium refining operations, positioning the Company within the midstream segment of the battery supply chain.

21 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

Lithium US Carbonate supply-demand balance

Per the Fastmarkets Report, US demand rose from 60kt LCE in 2022 to 109 kt LCE in 2024. In 2025, LCE demand from the EV and ESS market rose to 139 kt LCE. The majority of this gain in demand came from the ESS market with a lower uptake in EVs expected as a result of the removal of consumer subsidies. The 30D consumer tax credit, which ended on September 2025, is expected to lead to low EV lithium demand growth in the US in 2026.22

Post-2026 Fastmarkets expects to see strong demand growth to return to the United States market. Over the coming 10 years, US lithium demand is forecast to rise at a 21% CAGR reaching 883 kt LCE by 2035. Demand from the EV sector is forecast to rise to 680 kt LCE, with ESS demand rising to 203 kt LCE. Fastmarkets estimates that U.S. lithium carbonate demand in 2025 reached around 100,000 tonnes. In their estimation, demand is expected to grow with the current domestic imbalance only growing through 2035. Even with all operating plants and brine/mine projects under development, it will likely be impossible to satisfy domestic demand, and the United States will likely require imports from closer countries, such as Canada, Argentina, and, Brazil. We believe this imbalance exhibits the timely entrance of the Stardust refinery to support domestic lithium production capacity.23

22 Fastmarkets BFS: In-depth Lithium Market Review dated December 2025

23 Id

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

United States’ Economic Posture

Energy Storage Systems

The LCE demand from ESS is expected to grow at a CAGR of 13%, reaching 862,000 tons of LCE in 2035 from 250,000 tons of LCE in 2025. But from 2030, we believe the rise of alternative chemistries used by ESS providers, such as sodium-ion, will cause a slight slow down in the growth of lithium demand. 24

Electric vehicles

Bloomberg forecasts continued growth in U.S. electric vehicle sales through the late 2020s, and rapid expansion of lithium-ion based stationary storage to support grid reliability and renewable energy intergration.25 Industry forecasts indicate that projected U.S. battery manufacturing capacity additions may lag expected demand growth, resulting in continued reliance on imported batteries, components and materials.26. The reliance could increase supply chain vulnerability and strategic exposure for the transportation, utility, and other infrastructure sectors 27.

The US passenger EV adoption growth has moderated as EV policies and support are being rolled back. Bloomberg forecasts Passenger electric car sales in the US rise from 1.6 million in 2025 to 4.1 million in 2030.28

24 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

25 Bloomberg NEF “Electric Vehicle Outlook 2025” dated 2025. Available at: https://about.bnef.com/insights/clean-transport/electric-vehicle-outlook/#overview

26 Fastmarkets “Lithium 10-year forecast report”, dated November 2025

27 Bloomberg NEF “Electric Vehicle Outlook 2025” dated 2025. Available at: https://about.bnef.com/insights/clean-transport/electric-vehicle-outlook/#overview

28 Bloomberg NEF “Electric Vehicle Outlook 2025” dated 2025. Available at: https://about.bnef.com/insights/clean-transport/electric-vehicle-outlook/#overview

National Security Posture

The increasing demand for lithium products and their importance to advanced technologies and energy infrastructure highlights the national security urgency of the current domestic import dependence. In October 2024, China banned the export of lithium batteries to U.S. drone producers, including producers of military drones, and without any alternative, those domestic producers were forced to begin rationing batteries and tempering sales to Ukraine.29 The defense industrial base requires reliable and secure advanced energy storage technologies for many of its most sensitive technologies, including drones. This means domestic BGLC production is vital for not only commercial competitiveness but national security.

On President Trump’s first day of his second term in office, on January 20, 2025, his administration published an executive order proclaiming a national state of energy emergency. Within the executive order, the White House defined critical minerals as “energy,” then explicitly referenced the importance of refining stating that “insufficient energy production, transportation, refining, and generation constitutes an unusual and extraordinary threat to our Nation’s economy, national security, and foreign policy.”30

Lithium Technologies

Direct Lithium Extraction

DLE is a concentrating technology that occurs near the lithium source and may precede the lithium refining process. DLE technologies aim to efficiently concentrate lithium brines found in naturally occurring salt flats, geothermal reservoirs, oilfield brines and produced water. Use of DLE technology can replace the need for traditional evaporation ponds. There are various forms of DLE technology, including adsorption-based, ion-exchange, membrane-separation, and solvent-extraction technologies. Use of DLE, when compared to traditional evaporation ponds for brine, may offer several advantages such as reducing the environmental footprint, shortening production timelines, increasing lithium recovery rates, minimizing freshwater usage, and enhancing product purity. Currently, only adsorption-based

29 https://www.csis.org/analysis/why-chinas-uav-supply-chain-restrictions-weaken-ukraines-negotiating-power

30 https://www.whitehouse.gov/presidential-actions/2025/01/declaring-a-national-energy-emergency/

DLE has been implemented at commercial scale (in Argentina and China). Scaling up DLE technologies may significantly improve upstream lithium production efficiency, lower operating costs, and improve sustainability. Stardust Power will evaluate DLE technologies and expects to continue to evaluate prospective partners in the space.

Incentives Through the IRA and BIL

The IRA enacted in August 2022 has several provisions intended to stimulate domestic demand for EVs and motivate producers to shift their battery supply chains to North America. The legislation introduced 45X tax credits equaling 10% of the cost to produce critical minerals, such as lithium, that are phased out beginning in 2030. The legislation also adds requirements related to vehicle assembly, battery component manufacturing and critical mineral sourcing designed to promote domestic and allied supply chains and reduce reliance on foreign sources of battery materials. Given China’s preeminent position in the battery supply chain currently, the IRA is intended to influence investment and siting decisions across the battery supply chain, including lithium processing and refining.

Additionally, the DOE has committed $3 billion to bolster the domestic EV supply chain in alignment with the BIL. In August 2025, the DOE announced additional funding opportunities totaling nearly $1 billion to advance and scale mining, processing, and manufacturing technologies across critical mineral supply chains. These were issued in accordance with President Trump’s Executive Order Unleashing American Energy. The funding opportunities include a Critical Minerals and Materials Accelerator and an additional Battery Materials Processing and Battery Manufacturing and Recycling Grant Program. Despite increased mining efforts, it is projected that the United States will still rely on imports for lithium production in the next five to ten years. The BIL intends to incentivize the sourcing of critical minerals from countries with U.S. free trade agreements. Within the BIL, the federal government aims to allocate approximately $370 billion over the next decade to facilitate the clean-energy transition.

Giga Factories in the United States

The global gigafactory market is expected to grow at a CAGR of approximately 24% to 26% through 2028, driven by the increasing adoption of EVs, renewable energy storage systems, and the global shift towards sustainable energy solutions .31 Competition for gigafactory investments is intensifying, with global capacity projected to expand tenfold by 2030. This is mostly due to the ability of gigafactories to produce batteries at GWh levels; a 1 GWh factory can produce enough batteries for 17,000 automobiles.

Given that global capacity is expected to expand by ten times from its 2020 level by 2030, competition for gigafactory investment is expected to intensify at a significant rate.32

31 https://www.marketsandmarkets.com/Market-Reports/battery-gigafactory-market-230821048.html

32 EV Markets Reports. “US Gigafactories: Powering the Electric Vehicle Revolution.” Available at: https://evmarketsreports.com/us-gigafactories-powering-the-electric-vehicle-revolution/.

Our Strategy

Stardust Power looks to become a leading producer of BGLC in the United States. Our approach is to establish a large central refinery, optimized for multiple inputs of lithium chloride feedstock. Sustainability is a core focus in our operations, from how feedstock is sourced to the use of electrical energy at the refinery. Our design is expected to minimize air emissions and water usage.

Developments in the domestic market impact the Company in the following ways:

1.	Market Demand: With the growth in demand for EVs and energy infrastructure, we look to position the Company to serve the broad set of battery and advanced technology manufacturers supporting this expanding ecosystem.
2.	Supply Chain Stability: Bolstered by support from the federal government, domestic supply chains are expected to continue to trend towards domestic resiliency.
3.	Regulatory Environment: we believe efforts to streamline permitting, reduce regulatory hurdles, and provide financial support for infrastructure development provide continued evidence of prioritizing domestic lithium production.

The key components of Stardust Power’s business strategy are as follows:

1.	Reduce Technology Risk: The Company seeks to mitigate technology risk within its refinery process. The Company’s design utilizes commercially proven technologies. This approach aims to minimize risks associated with technology adoption.
2.	Engage Specialized Partners: The Company has engaged two specialized engineering firms with extensive track records in lithium. Hatch Ltd. (“Hatch”) provided a preliminary readiness assessment (the “Readiness Assessment”) and an FEL-1 scoping study. Primero provided FEL-3 engineering services and budgetary estimates.
3.	Feedstock Flexibility: The Company anticipates sourcing feedstock for its refinery from multiple suppliers. Moreover, the Company seeks to vertically integrate its supply chain through investments, joint ventures, and strategic partnerships. By implementing a “hub and spoke” model, we aim to efficiently aggregate lithium feedstock supplies, enhancing scalability and resiliency.

The Site

Purchase and Sale Agreement

On January 10, 2024, Stardust Power and the City of Muskogee entered into the PSA to purchase the site in Southside Industrial Park, Muskogee, Oklahoma in Port Muskogee for a total of $1,662,030.

On December 16, 2024, the Company completed the purchase and acquired title to the land. Stardust Power and the City of Muskogee further entered into a Development Agreement which calls for the Company to (i) commence the construction of the Facility within 12 months from January 10, 2024, and (ii) diligently proceed to completion without unreasonable delays, but subject to construction delays and interruptions due to occurrences of Force Majeure, as defined in the PSA. Commencement of construction is to include the development of plans and specification for the Facility and the start of earth works for the Facility.

The PSA further calls for the City of Muskogee to aid Stardust Power in its development of its lithium refinery by using commercially reasonable efforts to facilitate discussions between the Company and the Muskogee City-County Port Authority (the “Authority”) regarding the Company’s procurement of such agreements with the Authority as may be appropriate regarding the use of the Port Muskogee, which may include, without limitation barge, rail storage and truck capabilities to access and transport goods and supplies to and from the site and Port Muskogee.

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

The Company believes that the secured site at Southside Industrial Park within Port Muskogee, and Oklahoma in general, is an ideal location for its Facility. The geographic location of Oklahoma is advantageous from a supply and offtake perspective. Oklahoma is a legacy energy producer and has favorable industrial regulations. Port Muskogee has been designated by the United States’ Customs and Border Protection as a Foreign Trade Zone, which reduces costs and increases potential operating income, providing port industries a competitive advantage in meeting global supply chain demands. Port Muskogee is dedicated to investing in its community and announced a $58 million investment in infrastructure improvements in January 2023.33 Stardust Power anticipates these improvements could increase its operational efficiency, improve resiliency to weather events, and support continued growth with increased multi-modal throughout the terminal area.

The Company believes, Port Muskogee has a robust workforce and education systems in place. Within 60 miles of the city, there are 24 post-secondary institutions (including four post-secondary institutions within Muskogee County), with more than 2,140 post- secondary programs offered, and over 14,377 post-secondary courses annually. The Muskogee Center for Workforce Excellence focuses on manufacturing by deploying resources, leveraging existing programs, and aligning with local and regional employment demand. The state has a highly skilled workforce in the oil and gas engineering sector that the Company believes can be trained for lithium refinery operations.

The site has access to the largest inland waterway system in the United States, a strong interstate highway network, and significant rail lines. The City of Muskogee has begun the process of creating a tax increment financing district (“TIF”) to complete infrastructure improvements including a rail line to the west of the property and West 53rd Street to the north up to industrial access grade creating an Industrial Truck Corridor from State Highway 64 to State Highway 69. The proposed multimillion dollar TIF was designed for the benefit of the Company.

Site Due Diligence

Extensive site due diligence, including a critical issues analysis (“CIA”), a Phase I Environmental Site Assessment (“ESA”), a Geotechnical Study, a Cultural Survey, a Logistics Study, and a readiness assessment has been conducted.

Critical Issues Analysis

On behalf of Stardust Power, certain legal counsel and ENERCON Services Inc. conducted a CIA of land cover, water resources, biological resources, protected lands, and a review of regulatory and permitting considerations for a proposed lithium refinery in the Project Area. The Cultural Resource Project Area consists of a 0.6-km buffer surrounding the Project Area, (originally the proposed 81 acres, from which 66 acres were carved out). This CIA provides a broad, yet comprehensive overview of the key environmental resources identified during preliminary project planning and includes a review of publicly available background information, regulatory constraints, and risks. The CIA further provides guidance for the mitigation of potential risks to each resource before project implementation.

33 Oklahoma Department of Commerce. “Port Muskogee Investing in Infrastructure, Launches New Brand.” Available at: https://www.okcommerce.gov/port-muskogee-investing-in-infrastructure-launches-new-brand/.

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

The Company excluded the wetland risk areas from the Purchase and Sale Agreement, which resulted in the purchase of 66 acres of land by the Company. See “The Site - Purchase and Sale Agreement.”

Cultural and Historical Assessment

On October 25, 2024, the Oklahoma Archeological Survey issued a finding that no archaeological sites were identified in the project area and no historic properties were affected. The overall opinion was then deferred to the State Historic Preservation Office (SHPO). On October 24, 2024, the SHPO directed any request to be submitted through the responsible federal agency as appropriate. As of January 26, 2026, there is no nexus at the project site with federal jurisdiction, and the project remains at the state level.

Geotechnical Study

On February 19, 2024, ENERCON delivered a report in support of the construction of the proposed lithium processing plant. The report concluded that physiographic, topographic, hydrologic, soil, and subsurface structural conditions are expected to be suitable for the construction of a lithium processing plant within the Project Area in Muskogee County, Oklahoma.

Readiness Assessment

The site was evaluated as part of the Readiness Assessment performed by Hatch, which was completed on October 11, 2023. Hatch also conducted a scoping study, completed on April 17, 2024, where Hatch reviewed the Site from a business and technical perspective, including using multi-nodular logistics. Following a preliminary review, the presently held view is:

●	Muskogee site has approximately 66 acres available, after the carveout of creeks.
●	Stardust Power has identified key permitting requirements.
●	Lack of expected process water discharge simplifies permitting.

This early-stage view is based on incomplete information available as of the date of the evaluation, as well as numerous assumptions and considerations, and is subject to change.

Oklahoma Gas and Electric Substation Feasibility

On January 31, 2024, Stardust Power and Oklahoma Gas & Electric (“OG&E”) entered into an Electric Service Will Serve Agreement (the “OG&E Agreement”) pursuant to which OG&E has agreed to sell Stardust Power electricity at the site contingent upon OG&E performing engineering and design services, including procurement of materials and/or equipment, to determine the costs of providing electricity at the site. These costs shall be paid by Stardust Power through a Minimum Bill Agreement, which is expected to be entered into at a future date. Currently, construction power is available to take the project to the next phase. In May 2025, Stardust Power and OG&E executed an addendum to the OG&E Agreement increasing the available power up to 40 megawatts, with expansion possible for phase 2. The OG&E Agreement will be reviewed and renegotiated if necessary.

The term of the OG&E Agreement is effective until the execution of the definitive Minimum Bill Agreement.

Value Chain

Stardust Power is establishing its business to deliver value with a strong focus on the midstream refinement process and an intention to minimize risk in its business model by partnering with experts across the value chain. The Company seeks to be a diversified player, with upstream and downstream integration in the future, in partnership with its industry partners.

Supply Feedstock

The central refinery is being designed to be optimized for multiple lithium chloride inputs. By utilizing a “hub and spoke” refinery model, the Company believes it can scale production more efficiently through sourcing lithium chloride feedstock from different sources. This limits the risk of dependence on a single type of feedstock. It also differentiates Stardust Power from other lithium refineries, which are in the process of being constructed in the United States. The Company’s strategy is to source supply from multiple sources which may include feedstock from (i) oilfield brines, (ii) salt flats, (iii) geothermal brines, and (iv) produced water.

In the ordinary course of business, Stardust Power has is negotiating non-binding letters of intent in order to secure feedstock.

Prairie Letter of Intent

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of LCE in the form of lithium chloride. The lithium chloride is sourced from the Prairie Lithium Project in Saskatchewan, Canada and is expected to be used as feedstock at Stardust Power’s Facility. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six year terms.

Mandrake Letter of Intent

On October 31, 2025, the Company entered into a non-binding letter agreement with Mandrake Resources Limited (“Mandrake”), an Australia-based company, for the supply of 7,500 metric tons per annum of LCE in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

Usha Resources Letter of Intent

On March 15, 2024, Stardust Power and Usha Resources Ltd (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until June 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprising of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest in the development of the Jackpot Lake project.

At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

QXR Letter of Intent

On October 10, 2023, Stardust Power entered into a non-binding (except for the confidentiality provision) letter of intent with QX Resources Limited (“QXR”) to negotiate an agreement to work together collaboratively and in good faith to assess the lithium brines contained in the Liberty Lithium project (the “Liberty Project”). At this stage, we do not know how much financing this project will require, or whether such financing will be available on acceptable terms, or at all. Furthermore, we cannot predict with certainty when these projects will begin production, if ever.

In connection with entering into the non-binding letter of intent, the parties have memorialized their intent to evaluate options to potentially supply Stardust Power with lithium brine products from the Liberty Project at their own costs and to evaluate options to determine if there is an economically feasible process to produce lithium products from the Liberty Project to potentially supply Stardust Power with a limited volume of such products. In connection with the entry into this letter of intent, Stardust Power made an initial equity investment of $200,000 in QXR. This letter of intent has since lapsed pursuant to its terms.

Technology and Engineering

Hatch Contract

Stardust Power worked with leading engineering firms to advance its project from general concept to FEL-1 status.

Hatch, an engineering, procurement and construction management firm in the lithium industry, was engaged to provide a readiness assessment and a scoping study, (FEL-1), to attempt to minimize technology risks.

Hatch was engaged by the Company to conduct a preliminary readiness assessment covering:

●	project risk assessment;
●	artistic site renderings;
●	site review;
●	financial model assumption review; and
●	equipment procurement timelines.

As part of this assessment, Hatch performed a DLE output simulation of water samples using adsorption technology to simulate feedstock composition, identified expected ranges of impurities, lithium recovery, and options to process the feedstock, assessed transportation options and expected ranges of costs at high level, and provided high level financial model inputs for CAPEX and OPEX based on benchmarks only. Hatch completed the front-end loading, (FEL-1), also known as a scoping study as of April 17, 2024.

To date, Hatch has not transferred any intellectual property to Stardust Power. There is no royalty that is owned and due to be paid to Hatch.

Engineering Agreement and FEL-3 Project Development with Primero

On August 4, 2024, the Company entered into an engineering agreement with Primero (the “Primero Agreement”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including engagement with major equipment suppliers and constructors, and to provide a FEL-3 report of the Company’s Facility at Southside Industrial Park, Muskogee, Oklahoma in Port Muskogee. The total amount due pursuant to the Primero Agreement, is approximately $4.9 million, in the aggregate, subject to customary potential adjustments.

Final Investment Decision Reporting:

Primero has prepared a comprehensive FEL-3 report that encapsulates the results of one year of technical, financial, and risk analysis. This report is pivotal for the Company to make informed decisions regarding project viability, as well as assist the Company in obtaining project finance for the Facility.

Independent Engineering review with B&V

On April 10, 2025, the Company entered into an independent engineering review agreement with Black & Veatch Management Consulting LLC (“B&V”) pursuant to which B&V agreed to conduct a rigorous Independent Engineering Red Flag Report (the “IE Report”) assessing the Company’s plans to construct a 50,000 metric-ton-per-annum (“mtpa”) battery-grade lithium carbonate facility starting with a Phase 1 of 25,000 mtpa. B&V prepared a comprehensive IE Report that validated that the Company’s project design is based on proven lithium processing systems, with modifications that allow it to handle a wider range of feedstocks and still recover lithium efficiently. The review found the technology risk to be low, reflecting the similarity of the design to established operations worldwide.

Exclusive Concentration Technology License

On February 7, 2025, (the “License Agreement Effective Date”), the Company executed an exclusive license agreement with KMX (the “License Agreement”).

Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for use in the Company’s planned refining and upstream operations. Among other obligations set forth in the License Agreement, third parties shall be required to exclusively purchase all KMX VMD Units for the specific use of lithium concentration within the jurisdictions of the exclusive license, from Stardust Power during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants Stardust Power the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets.

The Company agreed to pay KMX a royalty comprised of 500,000 shares of Common Stock (the “Royalty Shares”). The securities were issued by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

The License Agreement shall have a term beginning on the License Agreement Effective Date until either of the following dates as determined by the stock price of the Common Stock on the Nasdaq 240 days following the License Agreement Effective Date: (i) in the event the Actual Royalty Amount is less than $2,000,000, the second anniversary of the License Agreement Effective Date; (ii) in the event the Actual Royalty Amount is equal to or greater than $2,000,000 but less than $8,000,000, the fifth anniversary of the License Agreement Effective Date; or (iii) in the event the Actual Royalty Amount is equal to $8,000,000 or more, the seventh anniversary of the License Agreement Effective Date. The Company can renew the term of the License Agreement at its sole option upon the expiration of the initial term for an additional five years if the Company acquires three or more KMX VMD Units during the initial term. The “Actual Royalty Amount”, as defined in the License Agreement, is determined by the sum of the value of the Royalty Shares remaining unsold by KMX on the date that is 240 days following the License Agreement Effective Date, plus the gross proceeds from any sales of the Royalty Shares prior to such date.

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

Refinery

Stardust Power is developing a large central refinery in a phased approach. The first phase is the expected construction of an up to 25,000 metric tpa production line. The second phase is the expected addition of a second production line of up to 25,000 metric tpa to create a total capacity of up to 50,000 metric tpa.

An innovation of Stardust Power’s planned refinery is expected to be the ability for the Facility to refine different sources of lithium chloride inputs. The Facility is expected to be designed to accept lithium chloride, of a chemical composition within an approved range. It is Stardust Power’s intention that the Facility should be able to dilute, re-pulp and blend feedstock as necessary, to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by treating a broader set of contaminants. Consequently, by conducting a more involved purification process, the Company plans to be able to blend different sources of feedstock. Furthermore, an advantage of third-party use of DLE technology is the ability to remove certain contaminants upstream prior to the feedstock reaching the Facility, if needed, which is expected to allow for more optionality for feedstock characteristics. The Facility’s planned chemical process is a mature, proven and well understood process that has been deployed substantially in South America. The Company’s flowsheet, detailed below, is expected to result in the production of solid BGLC (approximately 99.5%-99.9%) from aqueous lithium chloride feedstock.

The rendering concept of the Facility’s site plan below includes the main plant, feedstock warehouse, feedstock tanks, intermediate feedstock containers, reagents warehouse, unloading station, acid tank, consumables warehouse, product warehouse, generators, utilities, water tank, dilution tank, calcium and magnesium residue disposal, zero liquid discharge (“ZLD”) water system, carbon dioxide storage tank, solvent extraction, administrative building and parking area.

Phased Approach

The Company intends to take a phased approach to setting up its Facility and expansion. Thereafter, it intends to emerge as a leading supplier of BGLC in the United States. The total cost of the refinery, which includes direct and indirect costs and contingencies needed to engineer and build the refinery Phase I, has been estimated at approximately $500 million and includes a conservative contingency amount typical of FEL 3 studies. The final capex numbers will be updated during detailed engineering.

In Phase 1, the Company seeks to build its first production line of up to 25,000 metric tpa capacity. Phase 1 also includes building essential infrastructure for the site, such as storage facilities, road networks, and certain additional infrastructure that will be shared by the Facility’s first and second production lines (“Train 1” and “Train 2,” respectively).

In Phase 1, Train 1 and common infrastructure, is expected to consist of detailed engineering and procuring critical and non-critical equipment.

Phase 1 (Train 1 and common infrastructure)

In Phase I, Stardust Power expects to partner with engineering, procurement and construction firms, for the development of up to 25,000 metric tons of BGLC in annual production capacity. The majority of the activities will focus immediately on on-site development earthworks, infrastructure, buildings, and utilities, better enabling Stardust Power to effectively mobilize contractors to a well-prepared site. The Company expects Train 1 and common infrastructure to be engineered and constructed in line with a standard construction timeline. The total cost for Phase 1 has been estimated preliminarily at an Association for the Advancement of Cost Engineering (“AACE”) Class 5 Level. The timeline and cost are based on numerous variables and assumptions.

Phase 2 (Train 2)

In Phase 2, Stardust Power plans to expand and set up an additional production line with a capacity of 25,000 metric tons of battery-grade lithium to its Facility for a total production capacity of up to 50,000 metric tpa. The completion of construction and mechanical installation of Phase 2 may be completed in a similar timeframe as Phase 1, after completion and commissioning of Train 1. The total refinery cost of Train 2 has been estimated preliminarily at an AACE Class 5 level. By building an additional production line, mirroring the Train 1 design, the Company plans to maximize the continuity of design and construction from Train 1 into the design and construction of Train 2. The timeline and cost of Phase 2 are based on numerous variables and assumptions and are early phase estimates only and are likely to change.

Sustainable Operations

Lithium Chloride Feedstock

Unlike typical hard rock ore mining, Stardust Power may source lithium chloride feedstock for its Facility from (i) oilfield brines, (ii) lithium salt flats, (iii) geothermal brines, and (iv) produced water. Lithium chloride production can reduce environmental impact as compared to hard rock mining which typically requires invasive land use which can severely impact the land. Additionally, the use of hard rock sources increases carbon emission due to the high degree of exothermic reactions needed for conversion. This is because, hard rock lithium mining involves extracting lithium from rocks that contain the mineral. This is typically done through open-pit mining, which can involve blasting and excavating large amounts of rock. The process is energy-intensive and can result in significant amounts of waste rock and tailings, which can contain harmful chemicals and metals. Additionally, hard rock mining can require large amounts of water. This could be an issue in regions where water resources are already scarce. It is estimated that 60% of the total global mined lithium supply comes from using this method. Conversely, lithium can also be extracted from brine sources, which involves extracting lithium from underground brine pools. These can be found in areas such as salt flats and dry lakebeds, where water has evaporated over time, leaving behind mineral deposits. The brine can be pumped to the surface and then processed to extract the lithium. This typically requires less water and produces less waste than hard rock mining. In terms of the carbon footprint of each method, Benchmark Minerals has stated that “in almost every metric, lithium chemicals from hard rock sources are more environmentally damaging than those from brine sources,” and that “processing hard rock is a much more energy-intensive process than brine.”

Stardust Power has a supplier code of conduct to monitor the sources of feedstock with a focus on sustainability. Although DLE technology is emerging, Stardust Power believes that the experience and expertise of its partners will enable it to leverage the upstream benefits of the DLE technologies advantageously, while at the same time lowering risks that could emerge due to the newness of the technology.

Emissions

Stardust Power’s Facility’s planned carbonation process to manufacture BGLC is a chemical conversion process. This process does not use large exothermic reactions, which is expected to make Stardust Power’s Facility cleaner and safer than a typical oil and gas refinery. There are no kiln or smokestacks expected at our Facility.

Power

The Company is committed to using the local grid which largely uses sustainable sources of power accessible in Oklahoma, including solar, wind power and natural gas.

Byproducts

The main byproducts from refinery plans are largely salts, which is closely comparable to road salt, calcium, and magnesium, among others. These are non-toxic and non-hazardous materials that can be sold, repurposed, or safely disposed of. Our conversion process is not expected to create hazardous materials.

Zero-Liquid Discharge

The Facility is expected to be engineered for a zero-liquid-discharge system that removes the need for wastewater ponds for depleted brine. Liquid byproducts are expected to be purified and recycled for reuse in the Facility or evaporated. This is expected to minimize discharge into the public sewer system or the surrounding ecosystem and conserves water.

Social Aspects

Stardust Power believes that community outreach is important for social engagement to build strong relationships with local communities, provide explanations to local administrative bodies about various aspects of the project in case of queries, address potential concerns regarding potential impacts as well as highlight potential benefits of setting up the Facility. This is expected to include providing educational opportunities for local elementary and high school students in the Hillsdale and Muskogee public school districts.

Financing

In terms of financing of the refinery project, Stardust Power plans to finance its project cost through a mix of debt, equity as well as grants. Below is a summary of some of the potential financial instruments:

Equity:

●	On July 8, 2024, the Company consummated the transactions contemplated by the PIPE Subscription Agreements with the PIPE Investors pursuant to which the PIPE Investors purchased a total of 107,7541 shares of Common Stock in a private placement at a price of $93.5 per share, for an aggregate commitment amount of $10,075,000.

●	On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Prior B. Riley Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II, LLC, as the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the Prior B.Riley Purchase Agreement, the Company had the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Prior B.Riley Purchase Agreement. Sales of Common Stock pursuant to the Prior B.Riley Purchase Agreement, and the timing of any sales, were solely at the option of the Company. The Company was under no obligation to sell any securities to B. Riley Principal Capital II under the Prior B.Riley Purchase Agreement. During the year ended December 31, 2025, the Company issued 638,048 shares of common stock pursuant to the Prior B. Riley Purchase Agreement, aggregating to net proceeds of $2,069,685. On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Purchase Agreement, as amended and the related Prior B. Riley Registration Rights Agreement. Subsequent to the year ended December 31, 2025, on February 12, 2026, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) and a related Registration Rights Agreement (the “B. Riley Registration Rights Agreement”) with B. Riley Principal Capital II, the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of the Company’s Common Stock, to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193.

●	On December 31, 2024, the Company entered into binding term sheets with certain investors (the”2024 Investors”) pursuant to which the Company sold, and the Investors agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The proceeds of the Private Placement were expected to be used by the Company for capital expenditures, working capital and general corporate purposes. The 2024 Investors agreed to purchase, and the Company has issued and sold, up to $550,000 in shares of Company common stock, par value $0.0001 per share at a price equal to 95% of the closing bid price of the common stock on the last trading day prior to the closing date for the Private Placement. In addition, each 2024 Investor received warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of common stock purchased by such 2024 Investor in the Private Placement, with each 10 warrants exercisable for one share of common stock at an exercise price of $115.00.

●	On January 27, 2025, the Company consummated a public offering of an aggregate of (i) 479,200 shares of common stock and (ii) common stock purchase warrants to purchase up to 479,200 shares of common stock. Each share of common stock and associated warrant to purchase one share of common stock was sold at a combined public offering price of $12.00. The Company received aggregate gross proceeds of approximately $5.75 million, before deducting placement agent fees and other offering expenses. Further, on March 16, 2025, pursuant to a Warrant Inducement Letter (the “Inducement Letter”), the investor agreed to exercise, for cash, the Common Warrants to purchase an aggregate of 479,200 shares of common stock at the exercise price of $6.20 per share in exchange for the Company’s agreement to issue to the investor a new common stock purchase warrant, to purchase up to 958,400 shares of common stock (the “Inducement Warrants,” and the shares issuable upon exercise of the Inducement Warrants, the “Inducement Warrant Shares”).

●	On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before underwriting discounts and other offering expenses. The offering was conducted pursuant to a firm commitment underwriting agreement entered into with the underwriters, on June 17, 2025. In connection with the offering, the Company granted the underwriter a 45-day option to purchase up to an additional 322,500 shares of Common Stock to cover over-allotments, if any. On June 25, 2025, the underwriter partially exercised the over-allotment option, purchasing an additional 110,000 shares at the same public offering price, resulting in additional gross proceeds of approximately $220,000. After giving effect to the partial exercise of the over-allotment option, the aggregate gross proceeds from the offering increased to approximately $4,520,000, before deducting underwriting discounts and estimated offering expenses.

Debt:

●	On December 23, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management XIII LLC (“Lind”) which provides for up to $15,000,000 in senior secured convertible debt financing. Under the SPA, upon closing (which occurred on December 23, 2025), the Company received gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant (the “Lind Warrant”), for the purchase of approximately 411,245 shares (the “Lind Warrant Shares”). The SPA contains customary representations and warranties by the Company and, additional closings are subject to additional closing conditions detailed in the transaction documents.

●	In December 2024, the Company entered into a binding term sheet (the “Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Endurance Maturity Date”). The Endurance Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Endurance Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, as defined in the Endurance Term Sheet, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Endurance Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. The Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

●	In December 2024, the Company entered into binding term sheets (the “Investor Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). The proceeds of the Investor Loans are expected to be used by the Company for general corporate and working capital purposes. The Investor Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Investor Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to the Investors an aggregate of $2,700,000 in common stock as an Equity Kicker, as defined in the Investor Term Sheets with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Investor Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Investors shall be no less than an aggregate of 36,000 shares. In addition, the Investors received warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. The Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the Investors.

●	We expect a portion of the financing of the Facility to come through debt financing. We have no binding commitments from any person to provide financing at this time, and we are not certain whether the financing will be available to us as needed on acceptable terms, or at all. For more information, please refer to the subsections “Promissory notes”, “Insurance fund borrowing”, and “Short-term loans” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Sources of Liquidity and Going Concern”.

Incentives:

●	Stardust Power has received an illustrative incentives package for up to $257 million of incentives from the State of Oklahoma, subject to meeting milestones, to offset the refinery’s costs, and other conditions. For more information, please refer to “-State Incentives”.

Governmental Incentives and Initiatives

Federal Government Incentives and Initiatives

The management team believes that Stardust Power may benefit from substantial grants, financing, and other incentives provided by various government organizations designed to facilitate American manufacturing of battery-grade lithium products. These potential incentives include but are not limited to the following:

●	Department of Energy Office of Energy Dominance, Energy Dominance Financing Program (EDFP): The EDFP powered by the Working Families Tax Cut is a core pillar to the current U.S. administration’s strategy to help win the global AI race by increasing the nation’s energy supply through new eligibility for clean coal and oil and gas power-generated projects, securing critical mineral supply chains, and reinvigorating the nuclear industry. The EDFP can also finance critical materials projects and secure America’s critical minerals supply chain, reflecting the important applications of critical minerals and materials across the energy sector.

●	Department of Defense, Defense Production Act: The Defense Production Act’s Expansion of Domestic Production Capability and Capacity Funding Opportunity Announcement FA8650-19-S-5010 is a government initiative aimed at enhancing domestic production capabilities critical to national defense, including critical minerals. It provides financial support to eligible entities to bolster the manufacturing of strategic materials, components, and technologies essential for defense applications and those applications deemed to be a national security threat to the United States.

●	Department of Energy Grant: The Office of Manufacturing and Energy Supply Chains issued a Notice of Intent to issue up to $500 million to expand U.S. critical mineral and materials processing and derivative battery manufacturing and recycling. The proposed funding opportunity supports demonstration and/or commercial facilities processing, recycling, or utilizing critical materials in manufacturing, which may include traditional battery minerals such as lithium, graphite, nickel, copper, and aluminum, as well as other minerals that are contained within commercially available batteries, such as rare earth elements. An award requires a cost-share of at least 50% by the recipient.

●	Department of Energy, Advanced Materials and Manufacturing Technologies Office, Critical Minerals and Materials (“CMM”) Accelerator Program: The CMM Accelerator Program released funding opportunities of up to $50 million to promote technology maturation that can unlock capital investments and facilitate domestic commercialization. The proposed funding announcement addresses several areas of interest, including processes in the rare-earth magnet supply chain; processes to refine and alloy gallium, gallium nitride, germanium, and silicon carbide for use in semiconductors; cost-competitive technologies for direct lithium extraction and separation; and critical-material separation technologies that allow for the co-production of useful products from byproducts and scrap.

●	Department of Defense Office of Strategic Capital (“OSC”): Broadly, the OSC will do two things as part of its partnered capital strategy for critical technologies. First, it will identify and prioritize promising critical technology areas for the Department of Defense. Second, it will fund investments in those critical technology areas, including supply chain technologies not always supported through direct procurement. To accomplish this, the OSC will partner with private capital providers and other federal agencies to employ investment vehicles that have proven successful in other U.S. government contexts.[34]

34 U.S. Department of Defense. “Secretary of Defense Establishes Office of Strategic Capital.” Available at: https://www.defense.gov/News/Releases/Release/Article/3233377/secretary-of-defense-establishes-office-of-strategic-capital/.

State Incentives

The Oklahoma Department of Commerce provides a robust incentive package including 5% cash rebates on payroll for all new jobs created for 10 years through the Quality Jobs Program, and an Investment Tax Credit (“ITC”). The Facility falls in an Oklahoma Opportunity Zone, which is defined as an economically distressed area based on declining population, lower than average per capita income, and higher than average poverty rates. Manufacturers who invest a minimum of $50,000 in depreciable property in Oklahoma Opportunity Zones receive double the investment tax credit, equating to 2% of depreciable property invested for 5 years. In addition to the Quality Jobs Program and ITC, the state provides a 5-year property tax exemption and a sales tax exemption on machinery, goods, and electricity used during the manufacturing process. Below is a table setting forth the different state incentives which may be applicable to Stardust Power:

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
21st Century Oklahoma Quality Jobs Program	$100,332,936 based on $99,562,000 in annual payroll over 10 years	●	Meet an average wage of $120,071

Or		●	Create at least 10 new jobs in Oklahoma in 3 years

		●	Offer basic health insurance

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
Oklahoma Quality Jobs Program	$50,166,468 based on $99,562,000 in annual payroll over 10 years	●	Meet an average wage of 110% of the average county wage ($54,732 in 2023)

		●	Create $2.5 million in new annual payrolls in Oklahoma in 3 years

		●	Offer basic health insurance

Oklahoma State Incentive Program	Total Potential Amount of State Incentive	Metrics Stardust Power Needs for Applicability
Combined with Investment/New Jobs tax credit	$76,000,000 based on a total investment of $800,000 in depreciable property	●	Minimum investment of $50,000 in Oklahoma

		●	The credit doubles if the investment exceeds $40 million investment or takes place in an enterprise zone (both of which Stardust Power plans to meet)

5-Year Property Tax Exemption	$42,451,539	●	Invest at least $500,000 in construction, acquisition, or expansion; and

		●	Meet an average payroll requirement listed in the Oklahoma Quality Jobs Program

Freeport (Inventory) Tax Exemption	$10,166,545	●	Exemption on goods that come from outside the state and leave the state held for assembly, storage, manufacturing, processing, or fabricating moved through the Port Muskogee within 9 months

Sales Tax Exemption on Machinery and Equipment	$18,040,500	●	Includes tangible personal property used in the development of the Facility

Sales Tax Exemption on Goods and Energy Consumed in Manufacturing	$85,998,588	●	Includes all fuel and electric power used in the development of the Facility

The Company has engaged the services of industry experts to assist the Company in applying for government grants, such as those in Oklahoma, in an optimal and efficient manner. The Company plans to submit applications for grants under the Department of Defense, Defense Production Act and the Department of Energy grant for Bipartisan Infrastructure Law 40207(b) Battery Materials Processing and 40207(c) Battery Manufacturing, as they become available. The Company has been advised with respect to its grant application under the Defense Production Act that such application would be held, but currently there is no such funding available under the program.

Intellectual Property

Stardust Power does not own or license any intellectual property that it considers to be material. The Company has applied for registration of its trademarks, bearing application No. 97927512 for a Trademark/Service Mark Application in the United States on May 9, 2023.

As its business grows, the Company may in the future develop or acquire intellectual property that may be valuable or material to the business.

Customers

Since Stardust Power has not commenced production, it has no existing customers. The Company has received non-binding letters of intent from industry participants but does not have any definitive offtake agreements with potential customers.

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

Competitive Strengths

As an early-stage company, Stardust Power seeks to execute its mission of becoming a leading producer of BGLC by relying on the collective experience of its management team. Although the Company has not yet commenced operations at the refinery and, accordingly, it has not yet produced any lithium products, the Company’s management team expects to execute, explore and evaluate opportunities for generating revenues and increasing their access to supply properties, and assets, as well as all potential funding options. Some opportunities for growth could be in the form of (i) strategic partnerships, (ii) off-take agreements, (iii) diversification of supply, (iv) acquisitions of companies and technologies, and (v) participation in related commercial development activities.

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

The Company intends to build its competitive strengths and continue to develop and execute its strategy in the following manner:

●	Experienced management team: the team has decades of technical expertise and experience across global mining consulting firms, and manufacturers, specializing in lithium-ion technology for electric vehicles, hydrocarbon energy company, as well as successful capital raising and running profitable ventures, across multiple geographies;

●	Refinery optimized for multiple inputs: the process of creating a matrix of multiple sources of feedstock and processing in the refinery reduces risk and costs, and is an important and significant industry differentiator;

●	Speed to market: optimized refining process, locational advantage, and subsequently, a vertically an integrated structure is expected to hasten time to market and ability to generate revenue faster;

●	Use of brine feedstock: use of brine feedstock provided alternative sources to mined lithium deposits, for the production of BGLC for domestic market use, and hence potentially have independence from importing raw material, which would have a favorable impact on lowering cost and faster time to market;

●	Limited technology risk: use of existing and proven technologies and partnerships with global experts for mid-stream operations in refinery operations, which is expected to minimize technical risks in the value chain, resulting in reduced uncertainties and cost controls, and reduce risks of the emerging DLE technology by partnering with players who have contributed to the advancement of DLE projects; and

●	American manufacturing: ability to manufacture and contribute to lithium sourcing and manufacturing independence for domestic consumption in the United States market, leading to job creation, particularly in economically depressed regions, once in production.

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

A small number of companies dominate the production and refining of end-use lithium products such as lithium carbonate and lithium hydroxide and are often situated in China, such as Tianqi Lithium. These companies have an established presence, a higher degree of financial resources, existing strategic partnerships, and existing experienced workforces. Stardust Power will compete with these companies in attracting human capital, securing supply of feedstock, and selling its products. Accordingly, the price of Stardust Power’s planned products may be affected by factors beyond our control, including fluctuations in the market prices for lithium, supplies of lithium, demand for lithium, and mining activities of our competitors.

Government Regulations

Development activities for our Facility are subject to extensive laws and regulations, which are overseen and enforced by federal, state, and local authorities. These applicable laws govern development, construction, production, various taxes, labor standards, occupational health and safety, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other matters. Various permits from government authorities will be required for construction and manufacturing operations, and we cannot be assured such permits will be received. Environmental, health and safety laws and regulations may also, among other things:

●	require notice to stakeholders of proposed and ongoing exploration, drilling, environmental studies, mining, or production activities;

●	require the installation of pollution control equipment;

●	restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with, lithium manufacturing, or other production activities;

●	limit or prohibit drilling, mining, lithium manufacturing or other production activities on lands located within wetlands, areas inhabited by endangered species and other protected areas, or otherwise restrict or prohibit activities that could impact the environment, including water resources; or

●	require preparation of an environmental assessment or an environmental impact statement.

Compliance with environmental, health and safety laws and regulations may impose substantial costs on us, subject us to significant potential liabilities, and have an adverse effect on our capital expenditures, results of operations, or competitive position. Violations and liabilities with respect to these laws and regulations could result in significant administrative, civil, or criminal penalties, remedial clean-ups, natural resource damages, permit modifications and/or revocations, operational interruptions and/or shutdowns, and other liabilities, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. The costs of remedying such conditions may be significant, and remediation obligations could adversely affect our business, results of operations, and financial condition. Federal, state, and local legislative authorities frequently revise environmental, health and safety laws and regulations, and any changes in these regulations, or the interpretations thereof, could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse impact on our business operations.

Permits

Certain federal, state, and local permits are required for the project. State permitting focuses on air emissions, wastewater, and stormwater permits. Federal permitting focuses on possible cultural, biological, and natural resources and threatened/endangered species impacts. The key permitting agency for the project at the state level is the Oklahoma Department of Environmental Quality (the “DEQ”). Stardust Power has received from the DEQ the general permit for stormwater discharges from Construction Activities, approval of its stormwater pollution prevention plan and air quality construction permit (“Air Permit”). Under current design plans, Stardust Power currently does not require a waste water permit for the Facility since no waste water is expected to be discharged.

Environmental, Social and Governance (“ESG”)

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

ZLD technology: We are engineering our Facility based on ZLD technologies which are not expected to produce liquid discharge as a result of our conversion process.

Social

As we recruit employees for our projects, we intend to focus hiring efforts hiring workers from local communities near our project areas.

Governance

Stardust Power is committed to transparency and corporate governance best-practices and has the following corporate governance policies and guidelines in place:

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

Human Capital Resources

Employees

We have ten employees as of December 31, 2025, all of whom are full time.

Websites

The Company maintains one active website, www.stardust-power.com, which serves as its corporate website and contains information about the Company and its business. The information included on Stardust Power’s website, or any other third party website referred to in this Form 10-K, is not incorporated by reference into this Form 10-K or in any other report or document filed with the SEC, and any reference to such website is intended to be an inactive textual reference only.

Corporate Information and Facilities

Stardust Power Inc. is a Delaware “C” corporation. Our registered office is located at 251 Little Falls Dr, Wilmington, DE 19808, and our corporate mailing address is 15 E. Putnam Ave, Suite 378, Greenwich, CT 06830.

Our mailing address for our Oklahoma office is 6608 N. Western Ave Suite 466, Nichols Hills OK, 73116. The registered office of our subsidiary is located at 251 Little Falls Dr, Wilmington, DE 19808. Our telephone number is (800) 742-3095.

Information About Our Executive Officers

Roshan Pujari, Chief Executive Officer and Chairman

Roshan Pujari, 48, has served as Chairman of the Board and as our Chief Executive Officer since the consummation of the Business Combination in July 2024. Prior to the Business Combination, Mr. Pujari co-founded Legacy Stardust Power and served as Chief Executive Officer of Legacy Stardust Power from its inception in March 2023 until the Business Combination. In his role as Chief Executive Officer of Stardust Power, he is responsible for developing and executing strategy, operations, key hires and financing. Mr. Pujari is a highly seasoned chief executive officer. Mr. Pujari has over 20 years of experience in investments and transactions and has demonstrated expertise and deep domain knowledge in new company formation and fund raising. He is highly skilled in dealmaking, identifying niche opportunities and leading them to successful ventures. Prior to co-founding Legacy Stardust Power, Mr. Pujari founded VIKASA Capital LLC in 2012, which reorganized as VIKASA Capital Inc. in 2021, a diversified investment firm investing into global markets and clean energy. Mr. Pujari led the firm’s clean energy practice until 2023 where he developed a deep understanding of lithium. He is also a philanthropist, having founded the Pujari Foundation, a 501(c)(3) non-profit organization, to promote the interests of education, arts, and community around the globe. Mr. Pujari has served on numerous philanthropic boards and served as a Governor’s appointee to the Oklahoma Arts Council. He served as trustee for the Heritage Hall School from 2017 to 2021, his alma mater. Mr. Pujari attended the University of Redlands in California, where he majored in both History and Government, and was in the honor society in both majors. Mr. Pujari also has a diploma from Heritage Hall, Oklahoma, where he was awarded “Top Speaker” in the National Tournament in 1995.

Pablo Cortegoso, Chief Technical Officer

Pablo Cortegoso, 43, has served as the Chief Technical Officer of Stardust Power since February 2024. In this role, he is responsible for all operations aspects of exploration, mining, extraction and production. Mr. Cortegoso has over 13 years of experience in civil and mining projects, specializing in lithium projects. His skills include the development of hydrogeological field programs, with an emphasis on lithium brine deposits, including well designs, packer testing, aquifer tests, brine standards preparation, sampling protocols and drilling oversight, with expertise in solar pond evaporation design, modeling and operation for lithium and potassium brine projects. He has extensive experience in performing fatal flaw analysis; risk and investment analysis; technical due diligence, including on battery metals; design and implementation of field programs; data collection and analysis for hydrogeological and geotechnical studies; and completing technical reports (Mineral Resource and Reserve Statements, PEA, PFS, FS) in accordance with international guidelines for lithium brine and hard rock projects throughout Argentina, Australia, Brazil, Bolivia, Canada, Chile, Mexico, the United States, Europe, the United Kingdom and Botswana. Prior to co-founding Stardust Power, from April 2023 to February 2024, Mr. Cortegoso was engaged in independent consulting through his wholly owned company, Florentino Energy LLC, where he advised clients on lithium and mining projects, including technical due diligence, project evaluation, and development strategy. Prior to this, he served at Aurora Lithium (Galp/Northvolt), a lithium refining project, as Vice President, Sourcing, in Lisbon, Portugal from April 2022 to March 2023, where he was responsible for identifying, evaluating and advancing lithium raw material supply opportunities for the company’s refining strategy. Prior to Aurora Lithium, he served at SRK Consulting (U.S.), Inc. in various positions including as Senior Consultant from January 2018 to February 2022, and as Consultant from September 2010 to December 2017. Prior to SRK, he served at Trine University as a Graduate Researcher and Teaching Assistant from August 2009 to May 2010. Prior to Trine University, Mr. Cortegoso served at Jose Cartellone Construcciones Civiles, in Buenos Aires, Argentina as a Management and Budget Control Analyst in 2007. He is a published author in prestigious industry magazines and has presented in conferences and workshops globally in his field of expertise on lithium. Mr. Cortegoso has industry affiliations, including as a Registered Member of the Society for Mining, Metallurgy, and Exploration, Inc.; a Qualified Person under the guidelines of National Instrument 43-101 in Canada; and a Competent Person in accordance with the JORC Code in Australia. Mr. Cortegoso earned his master’s degree in civil engineering from Trine University, and an undergraduate degree in civil engineering from the Universidad Nacional de Cuyo in Argentina.

Udaychandra Devasper, Chief Financial Officer

Udaychandra (Uday) Devasper, 44, has served as the Chief Financial Officer of Stardust Power since December 2023. In this role, Mr. Devasper is responsible for leading and developing the finance and accounting functions of the Company, as well as assisting the Chief Executive Officer in executing strategy, operations, key hires and financing functions. He is a highly seasoned finance professional, with over 20 years of experience in finance and accounting and has demonstrated expertise and deep domain knowledge in leading projects and assisting companies through multiple transactions. Mr. Devasper’s skills include building and managing large teams; operational and technical accounting expertise in key accounting areas such as revenues, mergers and acquisitions; and end-to-end project management for de-SPAC and IPO transactions. Prior to joining Stardust Power, Mr. Devasper was part of the initial founding team as a partner at Effectus Group, LLC, a boutique national accounting advisory firm, where he was involved in developing the business, hiring and resource management, as well as leading the firm’s nationwide Technology practice (which included the clean energy industry) for all technical accounting and strategic projects, from October 2014 to September 2022. During his time at Effectus, he gained domain, industry and transactional expertise through the multiple projects he led for companies in the cleantech, renewable energy and alternative energy sectors. Further, during his term at Effectus, Mr. Devasper led multiple de-SPAC/IPO transactions in the cleantech and renewable energy sectors, including end-to-end project management and overall reporting assistance. Prior to his term at Effectus, Mr. Devasper served as a Director, Technical Accounting at Echelon Corporation from July 2012 to August 2014, and as a Senior Manager, Technical Accounting at Synopsys, Inc., from March 2011 to July 2012. Prior to Echelon and Synopsys, he worked in the public accounting sector at KPMG LLP, progressing to Senior Manager, Assurance. Mr. Devasper is a licensed CPA (inactive) in California, and a licensed Chartered Accountant from the Institute of Chartered Accountants of India. He earned his bachelor’s degree in commerce from Mumbai University in India.

Chris Celano, Chief Operating Officer

Chris Celano, 56, has served as the Chief Operating Officer of Stardust Power since January 2025. In this role, Mr. Celano oversees the Company’s upstream lithium supply initiatives and processing operations, including sourcing and site development. He plays a key role in driving the Company’s operational efficiency, advancing the timely delivery of high-quality lithium products and strengthening relationships with customers and stakeholders. His deep experience in renewables, cleantech and drilling will be pivotal to the Company’s long-term success as it works to meet growing demand for critical minerals. Mr. Celano brings over 20 years of executive leadership experience, combining a strong background as a Chief Executive Officer, practicing securities attorney and graduate of the Massachusetts Institute of Technology. His diverse expertise spans the energy sector, drilling, engineering, procurement and construction fields, along with deep legal knowledge, from which he is uniquely equipped to drive Stardust Power’s strategic and operational goals during this critical phase of the Company’s growth. Prior to joining Stardust Power, he served as President and Chief Executive Officer of IHI E&C International Corporation, an engineering and construction company, beginning in January 2017, prior to which he served as General Counsel and Senior Vice President of Business Administration beginning in February 2013. Prior to his time at IHI, Mr. Celano served as Vice President and General Counsel at Vantage Drilling Company from May 2008 to May 2011. He started his career at the law firms Olshan Frome Wolosky LLP, Graham & James LLP and Elenoff Grossman & Schole LLP. Mr. Celano has a bachelor’s degree in economics from Vanderbilt University, a J.D. from Boston College Law School, an LLM from New York University School of Law and a master’s degree in engineering from the Massachusetts Institute of Technology.

Bruce Czachor, General Counsel, Chief Compliance Officer and Secretary

Bruce Czachor, 64, has served as the General Counsel, Chief Compliance Officer and Secretary of Stardust Power since January 2026. In this role, Mr. Czachor is responsible for leading and developing the legal and compliance functions of the Company, as well as assisting the Chief Executive Officer in executing strategy, operations and key hires. He brings over 35 years of legal and corporate experience, and has served in executive and legal leadership roles at public companies and international law firms. Prior to joining Stardust Power, Mr. Czachor served as Executive Vice President – Chief Legal Officer and Secretary of Piedmont Lithium Inc., a U.S. public mining and chemical company, and its predecessor Australian company since December 2018. Prior to that, he served as a partner and associate in major international law firms in New York, Toronto, and Silicon Valley from 1988 through 2017. Mr. Czachor holds a Juris Doctorate degree from New York Law School, and a Bachelor of Arts degree in Political Science from Binghamton University. Mr. Czachor is also a director of Vinland Lithium Inc., a public company listed on the TSXV under the symbol “VLD”.

ITEM 1A. RISK FACTORS.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. In evaluating our business, you should carefully consider the following discussion of material risks, events and uncertainties that make an investment in us speculative or risky in addition to the other information included in this Annual Report on Form 10-K. The occurrence of one or more of the following risks and uncertainties, alone or in combination with other events or circumstances, could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business and operations, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity and stock price. The trading price of our securities could decline, and you could lose all or part of your investment. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The risks and uncertainties described below are not the only ones we face. Our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our business. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

●	Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.
●	Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.
●	Our management has identified conditions that raise substantial doubt about our ability to continue as a going concern.
●	We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.
●	We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.
●	Our quarterly and annual operating and financial results and our revenue, if any, are likely to fluctuate significantly in future periods.
●	Our long-term success will depend ultimately on our ability to generate revenues, achieve and maintain profitability, and develop positive cash flows from our battery-grade lithium production activities.
●	Pipeline of lithium feedstock may prove to be non-viable, which could have a material adverse impact on our business and operations.
●	Logistics costs based on a hub and spoke refinery model may increase our costs to where it is not economically viable to continue development and commercial production.
●	Even if we are successful in completing all initial phases and the first commercial production at our Facility and consistently produce battery-grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.
●	Our ability to manage growth will have an impact on our business, financial condition, and results of operations.
●	Our products may not qualify for use by our intended customers.
●	We might not be able to sell our products as intended.
●	Delays and other obstacles may prevent the successful completion of our Facility.
●	We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to continue as a going concern, meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.
●	We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.
●	Lithium can be highly combustible, and if we have incidents, it could adversely impact us.
●	The lithium brine industry includes well capitalized companies, and we may not have sufficient resources to compete against them.

●	Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.
●	We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.
●	Volatility in the demand for lithium products or the development of alternative battery technologies that do not utilize lithium inputs may adversely affect the market for lithium.
●	Lithium prices are subject to unpredictable fluctuations which may adversely affect the results of our operations and our ability to successfully execute our business plan.
●	Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.
●	We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.
●	An escalation of the current war in Ukraine, conflict in the Middle East, or the emergence of conflict elsewhere, may adversely affect our business.
●	Unstable market and macroeconomic conditions, including tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.
●	Climate change legislation, regulations and policies may result in increased operating costs and otherwise affect our business, our industry and the global economy.
●	If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

Risks Related to Our Business and Industry

Our future performance is difficult to evaluate because we have a limited operating history in the lithium industry.

We have had a limited operating history in the lithium industry, and we have not realized any revenues to date from the sale of lithium, and our operating cash flow needs have historically been financed through the issuance of SAFE notes, debt and equity securities, and not through cash flows derived from our operations. As a result, we have little historical financial and operating information from our lithium business to help you evaluate our performance.

Our limited history makes it difficult to evaluate our business and prospects and may increase the risks associated with your investment.

We incorporated on March 16, 2023, and have yet to construct our Facility and commence production. As a result, we have a limited operating history upon which to evaluate our business and future prospects, which subjects us to a number of risks and uncertainties, including our ability to plan for and predict future growth. Since our founding, and acquisition of land for the establishment of our Facility, we have made significant progress towards site due diligence, engineering and techno-economic analysis for assessing suitability of the land and location. We believe that our refinery designs, brine extraction and transportation process to our Facility, process configurations, and control system of the Facility are representative of an industrial-scale battery-grade lithium production facility, but they remain an estimate only. We have also undertaken and continue to undertake various environmental studies by industry experts. As we continue to develop our production Facility, we expect our operating losses and negative operating cash flows to grow until first commercial production and sales, if any.

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

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. Since inception, we have incurred significant operating losses, have an accumulated deficit of approximately $68.34 million as of December 31, 2025, and negative operating cash flow of approximately $8.3 million for the year ended December 31, 2025. Our management expects that operating losses and negative cash flows may continue to increase from the December 31, 2025, levels, particularly because we are not generating any revenue as yet and owing to additional costs towards capital expenditure and expenses related to the development of site preparation, engineering, feasibility studies, and investment in upstream companies and salaries of the senior team and professional expenses. These conditions raise substantial doubt about our ability to continue as a going concern. As of the date of the Annual Report, we believe that cash on hand, and potential additional liquidity available through the issuance of common stock, will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon the success of management’s plan to raise additional capital from the issuance of equity or additional borrowings to fund the Company’s operating and investing activities. There can be no assurance that we will be successful in our plans described elsewhere in this Annual Report or in attracting future debt, equity financings or strategic and collaborative ventures with third parties on acceptable terms, or at all. If we are unable to raise adequate capital on favorable terms, or at all, we could be forced to cease operations or substantially curtail our activities, and the business, operations and financial results, and stock price of the Company may be adversely impacted.

We are a development stage company, and there is no guarantee that our development will result in the commercial production of lithium from brine sources.

As a development stage company, we have yet to start the purification of lithium brine to produce battery-grade lithium and are not likely to generate revenue in our initial years of operations, if at all. Accordingly, we cannot assure you that we will ever realize any profits. Any profitability in the future from our business will be dependent upon an economic method of extracting the required brine by our partners, whether directly or as byproducts of the oil and gas industry, and from further exploration and development of other economic sources of brine. Further, we cannot assure you that any exploration and extraction programs conducted by our partners will result in profitable commercially viable extraction, purification and production operations. The exploration, extraction and purification of lithium brine, whether obtained from deposits or as byproducts of the oil and gas industry, involves a high degree of financial risk over a significant period of time, which may or may not be reduced or eliminated through a combination of careful evaluation, experience, and skilled management. While the discovery of additional lithium brine deposits may result in increasing and diversifying supply sources, there can be no assurances that costs associated with extraction and subsequent transportation to the Facility would be economical and efficient enough for profitable commercial production. Further, significant expenses may be required by our partners to construct processing facilities and to establish brine reserves.

We do not know with certainty that economically recoverable lithium exists on properties of our partners from whom we seek to obtain brine. In addition, the quantity of any brine reserves may vary depending on input prices. Any material change in the quantity or grade of brine may affect the economic viability of our properties.

Subsequent to the entering into of commercial product and offtake agreements to sell battery-grade lithium, we may be required to import the input raw materials in order to meet demand. In that event, import expenses, levies by exporting governments, regulatory approvals, shipping and logistics arrangements and costs, could potentially make the production of battery-grade lithium at our facilities economically unviable, and we could be forced to cease operations or substantially curtail our activities. This could have a material adverse impact on our business, financial condition, and results of operations and cash flows.

We face numerous risks related to exploration, construction, and extraction of brine by our suppliers.

Our level of profitability, if any, in future years will depend to a significant degree on lithium prices and whether we can purchase brine at a price that is economically feasible for us to produce battery-grade lithium. Exploration and development of lithium resources are highly speculative in nature, and it is impossible to ensure that any of our suppliers will establish reserves. Whether it will be economically feasible for our suppliers to extract lithium depends on a number of factors, including, but not limited to: (i) the particular attributes of the brine assets, such as chemical composition of lithium, presence of contaminants, temperature of the brine, physical and chemical conditions of the brine and extraction technology and proximity to infrastructure, among other factors; (ii) lithium prices; (iii) extraction, processing and, purification; (iv) logistics and transportation costs; (v) willingness of lenders and investors to provide capital, including project financing; (vi) labor costs and possible labor strikes; (vii) non-issuance or delays in the issuance of permits, which could increase costs and delay construction; (viii) electric vehicle supply and demand; and (ix) governmental regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting materials, grants, foreign exchange, environmental, health and safety, employment, transportation, and reclamation and closure obligations.

We are also subject to the risks normally encountered in the lithium industry, that may impact our suppliers which include, without limitation:

●	the discovery of unusual or unexpected geological formations;
●	accidental fires, floods, earthquakes, severe weather, seismic activity, or other natural disasters;
●	planned or unplanned power outages and water shortages;
●	construction delays and higher than expected capital costs due to, among other things, supply chain disruptions, trade disputes and tariffs, higher transportation costs and inflation;
●	the ability to obtain and maintain suitable or adequate machinery, equipment, or labor;
●	shortages in materials or equipment and energy and electrical power supply interruptions or rationing;
●	Pollution, emissions and other similar hazards;
●	environmental, health and safety regulations; and
●	other risks involved in the conduct of lithium exploration and operations.

The nature of these risks is such that liabilities could exceed any applicable insurance policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs, which could be associated with any liabilities not covered by insurance or in excess of insurance coverage, or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our future earnings, competitive position, and potentially our financial viability. Our liability for potential or existing pollution or other hazards could also adversely impact our operations and financial condition.

Our quarterly and annual operating and financial results and our revenue, if any, are likely to fluctuate significantly in future periods.

Our quarterly and annual operating and financial results are difficult to predict and may fluctuate significantly from period to period. Our revenues, if any, net income and results of operations may fluctuate as a result of a variety of factors that are outside our control including, but not limited to, lack of sufficient working capital, equipment malfunction and breakdowns, inability to timely find spare machines or parts to fix the broken equipment, regulatory or licensing delays and severe weather phenomena.

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

Our ability to acquire additional lithium brine from suppliers depends on our ability to generate revenues, achieve and maintain profitability, and generate positive cash flow from our operations. The economic viability of the Facility has many risks and uncertainties including, but not limited to:

●	significant, prolonged decrease in the market price of lithium;
●	significantly higher than expected construction, extraction or refining costs;
●	significantly lower than expected lithium extraction and reduced supply of lithium brine;
●	significant delays, reductions, or stoppages in lithium extraction activities;
●	construction delays, procurement issues and workforce sourcing where our Facility is being set up;
●	significant shortages of adequate and skilled labor or a significant increase in labor costs;
●	difficulty in obtaining relevant permits or delays caused in obtaining such relevant permits, which could increase costs and delay construction;
●	more stringent regulatory or environmental, health or safety laws and regulations;
●	significant difficulty in marketing or selling battery-grade lithium;
●	negative community and political activism that may have an impact on the laws and regulations surrounding the industry in which we operate;
●	availability of credits, incentives and federal or state funding for refining and sale of battery-grade lithium and electric vehicles; and
●	general macroeconomic and geopolitical conditions, such as recessions, interest rates, inflation, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions, geopolitical instability, including ongoing conflicts, actual or threatened public health emergencies, and acts of war or terrorism.

It is common for a new lithium refining operation to experience unexpected costs, problems, and delays during construction, commissioning and start-up. Most similar projects suffer delays during these periods due to numerous factors, including the factors listed above. Any of these factors could result in changes to capital and operating expenditures, economic returns or cash flow estimates of the project or have other negative impacts on our financial position. There is no assurance that our Facility will be constructed and commence commercial production on schedule, or at all, or will result in profitable, viable operations. If we are unable to develop our Facility into a commercial operating facility, our business and financial condition will be materially adversely affected. Moreover, even if a feasibility study supports a commercially viable project, there are many additional factors that could impact the project’s development, including terms and availability of financing, cost overruns, litigation or administrative appeals concerning the project, delays in development, and any permitting changes, among other factors, and factors beyond our control such as adverse weather conditions and general industry, economic and political conditions.

Our future lithium refining and production activities may change as a result of any one or more of these risks and uncertainties. We cannot assure you that any of our activities will result in achieving and maintaining profitability and developing positive cash flows.

Pipeline of lithium feedstock may prove to be non-viable, which could have a material adverse impact on our business and operations.

We depend on our strategic memorandums of understanding via non-binding contractual arrangements with leading global players for supply and production of lithium brine, and if for some reason the memorandums of understanding do not culminate into binding agreements or do not yield desired economic results, it could materially and adversely impact our business, operations and financial condition. For example, the results of the Phase I of Liberty Lithium project with QXR may prove to be economically unviable, or not an economically viable source of feedstock for the Company. Further, our arrangement with Prairie Lithium may also not create adequate feedstock. Sufficient supply and production of lithium brine may not be available at the onset of the production at the Facility. Additionally, upstream risks may prevent us from organizing enough feedstock supply to produce consistent lithium products, and the competitive landscape for lithium supply could become a detriment to the Company’s efforts. Changes in commodity prices may also limit upstream exploration and production. If we are not successful in the execution of our strategy, our business, operations and financial condition could be materially and adversely impacted.

Logistics costs based on a hub and spoke refinery model may increase our costs to where it is not economically viable to continue development and commercial production.

Our business model is designed to have a central refinery where inputs are transported to the central location. This approach has a layer of transportation costs associated with it. While our management believes these costs can be limited through concentration and or crystallization, we cannot assure you that any adverse changes in transportation costs, transportation and logistics levies, changes in concentration and or crystallization process leading to increased costs, among others, would not increase costs substantially, reduce operating margins, or make our project unviable.

Even if we are successful in completing all initial phases and the first commercial production at our Facility and consistently produce battery-grade lithium on a commercial scale, we may not be successful in commencing and expanding commercial operations to support the growth of our business.

Our ability to achieve significant future revenue will depend in large part upon our ability to attract customers and enter into contracts on favorable terms. We expect that many of our customers will be large companies with extensive experience operating in the lithium markets. We lack significant commercial operating experience and may face difficulties in developing marketing expertise in these fields. Our business model relies upon our ability to successfully implement our first commercial production and commence and expand commercial operations. Furthermore, our strategy also depends on our ability to successfully negotiate, structure and fulfill long-term supply agreements for lithium brine with suppliers.

Agreements with potential customers may initially only provide for the purchase of limited quantities from us. Our ability to increase our sales will depend in large part upon our ability to expand these potential customer relationships into long-term supply agreements. Establishing, maintaining and expanding relationships with customers in general can require substantial investment without any assurance from customers that they will place significant orders. In addition, many of our potential customers may be more experienced in these matters than we are, and we may fail to successfully negotiate these agreements in a timely manner or on favorable terms, or at all, which, in turn, may force us to slow our production, dedicate additional resources to increasing our storage capacity and/or dedicate resources to sales in spot markets. Furthermore, should we become more dependent on spot market sales, our potential profitability will become increasingly vulnerable to short-term fluctuations in the price and demand for battery-grade lithium and competing substitutes.

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

Our products may not qualify for use by our intended customers.

Our battery-grade lithium products may not be suitable for our intended customers’ use for lithium-ion batteries. These batteries have strict requirements for the materials used in their manufacture as impurities can lead to poor charging performance including reduced vehicle range of operation, more frequent need to charge, problems with batteries starting at colder temperatures and, in some extreme cases, batteries catching on fire. A major issue with the current lithium conversion practice in the industry is reliable production of high-quality lithium products. Although through our business arrangements and our process, we expect to be able to produce battery-grade lithium products that meet purity requirements, we cannot assure you that we will be successful in producing this level of lithium product, we will be able to enter into business arrangements as we intend, that our processes will meet the stringent quality testing norms of our intended customers, and we will be able to develop a market to sell our products, the failure of any of which will have an adverse impact on our revenue, operations and financial condition.

We might not be able to sell our products as intended.

As a result of evolving market dynamics, we may not be able to secure long-term buyers for our products for a variety of reasons, including: qualification, competitive pricing, logistical costs, future government policies and incentives, changes in demand from EV adoption, changes in demand due to changes in the chemistry of batteries, or the synthesizing of battery metals, emergence of new engineering technologies or processes that could render existing processes obsolete, and alternatives to battery-grade lithium for the EV industry, among others. We cannot assure you that such events in the future may not occur, or how adversely they will impact our business, operations and financial position.

Delays and other obstacles may prevent the successful completion of our Facility.

Delays may stop or temporarily stop the development of our Facility. These delays could include but are not limited to, permitting delays and inability to obtain permits, construction delays, procurement issues, workforce sourcing, community activism, political opposition and other macroeconomic and geopolitical factors. A significant delay in completion of our Facility could adversely affect our ability to finish development with changes in both capital expenditure and operating expenditure.

We depend on our ability to successfully access the capital and financial markets. Any inability to access the capital or financial markets may limit our ability to continue as a going concern, meet our liquidity needs and long-term commitments, fund our ongoing operations, execute our business plan or pursue investments that we may rely on for future growth.

Until commercial production is achieved from our planned projects, we will continue to incur operating and investing net cash outflows associated with including, but not limited to, undertaking exploration, extraction and production activities, and the development of our planned projects. As a result, we rely on access to various sources of funding including debt, private equity, the public and private debt and equity capital markets, as well as grants, as a source of funding for our capital and operating requirements. We require additional capital to meet our liquidity needs related to expenses for our various corporate activities, including the costs related to our status as a publicly traded company, funding for our ongoing operations, exploring and defining lithium brine extraction, and establishing any future lithium operations. We cannot assure you that such additional funding will be available to us on satisfactory terms, or at all.

To finance our future ongoing operations, and future capital needs, we may require additional funds through the issuance of additional equity or debt securities. Depending on the type and terms of any financing we pursue, stockholders’ rights and the value of their investment in our Common Stock could be reduced. Any additional equity financing will dilute our existing shareholdings. If the issuance of new securities results in diminished rights to holders of our Common Stock, the market price of our Common Stock could be negatively impacted. New or additional debt financing, if available, may involve restrictions on financing and operating activities. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on such debt securities would increase costs and would subject us to increased debt service obligations, could result in operating and financing covenants that would restrict our operations and hence negatively impact operating results. Further, we may incur substantial costs in pursuing any capital-raising transactions, including investment banking, legal and accounting fees.

If we are unable to obtain additional financing, as needed, at competitive terms or at all, our ability to fund our current operations and implement our business plan and strategy will be adversely affected. These circumstances may require us to reduce the scope of our operations and scale back our exploration, extraction, refining and production plans. There is no guarantee that we will be able to secure any additional funding or be able to secure funding to provide us with sufficient funds to meet our objectives, which may adversely affect our business and financial position. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all. Any failure to raise necessary funds on terms favorable to us, or at all, could severely restrict our liquidity as well as have a material adverse impact on our business, results of operations, and financial performance.

In addition, as of the date of the Annual Report, we believe that cash on hand, and potential additional liquidity available through the issuance of common stock, will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon the success of management’s plan to raise additional capital from the issuance of equity or additional borrowings to fund the Company’s operating and investing activities. There can be no assurance that we will be successful in our plans described elsewhere in this Annual Report or in attracting future debt, equity financings or strategic and collaborative ventures with third parties on acceptable terms, or at all. If we are unable to raise adequate capital on favorable terms, or at all, the business, operations and financial results, and stock price of the Company may be adversely impacted, and we could be forced to cease operations or substantially curtail our activities.

We may not be able to develop, maintain and grow strategic relationships, identify new strategic relationship opportunities, or form strategic relationships, in the future.

We expect that our ability to establish, maintain, and manage strategic relationships, such as our non-binding agreements with suppliers, offtakers, technology partners and other related service/ancillary providers, will be important to the success of our business. We cannot guarantee that the companies with which we have developed or expect to develop strategic relationships will devote the resources necessary to promote mutually beneficial business relationships in order to grow our business. If, for some reason, our partners choose to terminate our contracts with them, refuse to enter into contracts with us on commercially reasonable terms, or at all, or are unable to deliver on agreed terms, the refining of lithium brine, the construction of our Facility, the ability to produce market-acceptable battery-grade lithium, and our business operations would be materially adversely impacted. Further, some of our current arrangements are not exclusive, and some of our strategic partners may work with our competitors in the future. If we are unsuccessful in establishing or maintaining our relationships with key strategic partners, our overall growth could be impaired, and our business, prospects, financial condition, and operating results could be adversely affected.

Lithium can be highly combustible, and if we have incidents, it could adversely impact us.

Lithium in concentrated form can be highly combustible, if not produced, stored and transported using the appropriate protocols. It may cause violent combustion or explosion, on contact with heat or water. Pure lithium when finely dispersed, may ignite spontaneously on contact with air, under certain circumstances. Upon exposure to heat, toxic fumes are formed, and then it may decompose. The product can react violently with strong oxidants, acids and many other compounds (e.g. hydrocarbons, halogens, halons, concrete, sand and asbestos). This creates fire and explosion hazard. Lithium can also react with water, which may produce highly flammable hydrogen gas and corrosive fumes of lithium hydroxide. Transportation of lithium can be dangerous if not conducted using appropriate safety measures. The end products, such as lithium-ion battery, which is manufactured with our product, may be unstable and combustible. While we intend to follow protocol and safety measures, we cannot assure you that the lithium we produce will not combust. If it does, it could severely impact our reputation, operations, business, and revenue, subject us to litigation or regulatory investigations, as well as increase our insurance claims and insurance premium, thereby impacting our profitability.

The lithium brine industry includes well capitalized companies, and we may not have sufficient resources to compete against them.

The DLE industry and lithium processing sector include established competitors possessing substantial capitalization and extensive resources. Accordingly, we may encounter challenges competing against these well-capitalized incumbents. These industry participants often benefit from significant financial reserves and operational and distribution scale, which could potentially place us at a competitive disadvantage.

Low-cost producers could disrupt the market and be able to provide products cheaper than the Company.

Producers, especially in foreign jurisdictions including but not limited to China, Argentina, Chile, India and Australia, could use processes that might produce lower-cost lithium, which could impact the market in general, and adversely impact any sales of the Company, in particular. Other producers could forgo DLE technologies and use ponds or other mechanisms to extract lithium, which could have a lower cost basis. Further, other producers could operate in markets which may have less rigorous environmental, health, safety, and other regulatory compliance standards compared to our market. This could lead those producers to reduce costs substantially, and could make our future pricing less competitive or even unviable. If such a scenario were to occur, it could have a material adverse impact on our future potential revenue, profitability and cash flow.

We may be unable to qualify for existing federal and state level grants and incentives and the grants and incentives may not be released to us as quickly or efficiently as we anticipate or at all.

There are currently substantial grants, financing, and other incentives offered by various government organizations designed to facilitate American manufacturing of battery-grade lithium products, such as those covered under the incentives through the IRA, the IR Act and BIL under the aegis of the Department of Energy LPO Loan Programs Office Advanced Technology Vehicles Manufacturing Loan Program, Department of Defense, Defense Production Act, Department of Energy Grant, Department of Defense Office of Strategic Capital, as well as the Investment Tax Credit and the 21st Century Quality Jobs Program by the Oklahoma Department of Commerce, among others. While we expect to receive grants from the State of Oklahoma, we cannot assure you that such grants will be received in a timely manner in meaningful amounts, or at all, and we may not be eligible or qualify for federal grants. These and other future governmental incentives may be removed or no longer provided, due to changes in governmental policies, budgets, funding or political attitudes towards such incentives which may change and limit the distribution of any such incentives. For example, the Company has been advised that with respect to its grant application under the Defense Production Act that such application would be held, but currently there is no funding available under the program. Additionally, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL/Infrastructure Investment and Jobs Act, the IRA and the IR Act. This pause on disbursements is subject to ongoing legal challenges. Furthermore, the IR Act and the IRA may be subject to attempts to amend or repeal, including through Congressional budget reconciliation. The full impact of these actions and next steps remain uncertain at this time. If the basis of certain incentives changes and the grants become unavailable or are delayed, it may affect our ability to start our operations in a timely and cost-effective manner, if at all, lead to delays in commissioning, and could adversely impact our financing options, and hence adversely impact our ability to generate revenue and profitability, if at all.

We may in the future use hedging arrangements to mitigate certain risks, but the use of such derivative instruments could have a material adverse impact on our results of operations.

In the future, we may use interest rate swaps to manage interest rate risk, especially on long-term offtake contracts with potential customers. In addition, we may use forward sales and other types of hedging contracts, including foreign currency hedges, if we expand into other countries in the future. If we elect to enter into these types of hedging arrangements, our related assets could recognize financial losses on these arrangements as a result of volatility in the market values of the underlying asset or if a counterparty fails to perform under a potential contract. If actively quoted market prices and pricing information from external sources are not available, the valuation of these potential contracts would involve judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these potential contracts. If the values of these potential financial contracts change in a manner that we do not anticipate, or if a counterparty fails to perform under a potential contract, it could harm our business, financial condition, results of operations and cash flows.

We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.

Our business strategy may include in part acquiring other complementary technologies or businesses, or that provide us with downstream or upstream integration, or making minority investments in such businesses. We may also develop relationships with other businesses to expand our operations and to create service networks to support our production and delivery of battery-grade lithium. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including those that we may pursue but do not conclude in an acquisition, investment, or business relationship. We may encounter difficulties assimilating or integrating the potential businesses, technologies, products, services, personnel, or operations of the acquired companies particularly if the key personnel of the acquired companies choose not to work for us. Potential acquisitions may also disrupt our business, divert our resources, and divert significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any potential acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.

Negotiating these transactions can be time consuming, difficult, and expensive. We may incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period. Further, our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these potential transactions, even if undertaken and announced, may not close. Even if we do successfully complete acquisitions or investments, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, securities analysts, and investors.

To the extent we make only a minority equity interest in a company, we may lack affirmative control rights, which may diminish our ability to influence the company’s affairs in a manner intended to enhance the value of our investment in the company. We could incur losses if the majority stakeholders or the management of the company take risks or otherwise act in a manner that does not serve our interests. In addition, we could be subject to reputational harm if the company in which the investment is made makes business, financial or management decisions with which we do not agree. These circumstances could also lead to disputes and litigation with management or employees of the company in which the investment is made, or its other stockholders.

We are dependent upon key management employees.

The responsibility of overseeing the day-to-day operations and the strategic management of our business depends substantially on our senior management and key personnel. Loss of any such personnel may have an adverse effect on our performance. The success of our operations will depend upon numerous factors, many of which, in part, are beyond our control, including our ability to attract and retain additional key personnel in sales, marketing, engineering and technical support, and finance. Certain areas in which we operate are highly competitive and competition for qualified personnel is significant. We may be unable to hire suitable field personnel for our engineering and technical team or there may be periods where a particular position remains vacant while a suitable replacement is identified and appointed. We may not be successful in attracting and retaining the personnel required to grow and operate our business profitably.

Our success as a company producing battery-grade lithium and related products depends to a significant extent on the capabilities of our partners for lithium extraction from brine and our ability to secure capital for the implementation of brine processing plants.

Our success as a producer of lithium and related products is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine and implementation of DLE technologies. While having the potential to significantly increase the supply of lithium from brine projects, the technology for DLE is an emerging technology. A number of DLE technologies are emerging and being tested at scale, with only a handful of projects already in commercial construction. However, there remain challenges around scalability and water consumption/brine reinjection. We will need to continue to invest heavily to scale our manufacturing to produce sufficient amounts of battery-grade lithium. However, we cannot assure you that our future product research and development projects, if any, and financing efforts will be successful or be completed within the anticipated time frame or budget. There is no guarantee we will be able to achieve anticipated sales targets or if we will be profitable. In addition, we cannot assure you that our existing or potential competitors will not develop technologies which are similar or superior to our technologies, or that result in products that are more competitively priced. As it is often difficult to project the time frame for developing new technologies and the duration of the market window for these technologies, there is a substantial risk that we may have to abandon a potential technology that is no longer commercially viable, even after we have invested significant resources in the development of such technology and our facilities. If we fail in our technology development or product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Volatility in the demand for lithium products or the development of alternative battery technologies that do not utilize lithium inputs may adversely affect the market for lithium.

The development of our Facility is dependent upon the currently projected demand for and uses of lithium-based end products. This includes lithium-ion batteries for EVs, energy storage solutions and other large format batteries that currently have limited market share and whose projected adoption rates are not assured. To the extent that such markets do not develop in the manner contemplated by us or demand for such end products declines or does not grow as expected, then the long-term growth in the market for lithium products will be adversely affected, which would inhibit the potential for development of our Facility and would otherwise have a negative effect on our business and financial condition. For example, the past couple of years saw weaker than expected EV sales, which potentially signals a decline in demand for one of the principal end products for lithium carbonate. In addition, as a commodity, lithium market demand is subject to the substitution effect in which end-users may adopt an alternate commodity as a response to supply constraints or increases in market pricing. To the extent that these factors arise in the market for lithium, it could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on us. Further, although current batteries utilized in EV production rely on lithium compounds as a critical input, alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these technologies could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and when, but any future battery technologies that use less or no lithium could materially and adversely impact our business and future results of operations.

Lithium prices are subject to unpredictable fluctuations which may adversely affect the results of our operations and our ability to successfully execute our business plan.

We expect to derive revenues, if any, from the production and sale of battery-grade lithium. The prices of lithium may fluctuate widely and are affected by numerous factors beyond our control, including international, macroeconomic, and geopolitical trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities, increased production due to new extraction developments and improved extraction and production methods and technological changes in the markets for the end products. The world’s largest suppliers of lithium are currently Sociedad Quimica y Minera de Chile S.A (NYSE: SQM), Albemarle Corporation (NYSE: ALB), Jiangxi Ganfeng Lithium Co., Ltd. and Tianqi Group. Any attempt to suppress the price of lithium materials by such suppliers, or an increase in production by any supplier in excess of any increased demand, would have negative consequences on Stardust Power. The price of lithium materials may also be reduced by the discovery of new lithium deposits, which could not only increase the overall supply of lithium (causing downward pressure on its price) but could also draw new firms into the lithium refinery industry which would compete with Stardust Power. In addition, there is limited information on the status of new lithium production capacity expansion projects being developed by current and potential competitors and, as such, we may not be able to make accurate projections regarding the capacities of possible new entrants into the market and the dates on which they could become operational The effect of these factors on the prices of lithium and lithium byproducts, and therefore the economic viability of any of our exploration properties, cannot accurately be predicted. Further, if prices were to decline significantly, it could have significant adverse effects on our ability to source raw material and hence impact our production volumes. Additionally, this could also have adverse impact, both on our potential selling price for battery-grade lithium, as well as potential volumes sold, and could adversely impact our potential future revenue, gross margins and profitability.

Our future growth and success are dependent upon consumers’ demand for electric vehicles in an automotive industry that is generally competitive, cyclical and volatile.

If the market for electric vehicles in general does not develop as we expect, or develops more slowly than we expect, our business, prospects, financial condition and operating results may be harmed. For example, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the “OBBBA”) into law. The OBBBA eliminates federal EV tax credits for vehicles purchased or leased after September 30, 2025. The EV tax credit played a significant role in encouraging consumer adoption of EVs, which in turn drove demand for lithium products. As a result of the termination of the EV tax credit, we expect to see reduced consumer purchasing power and potential lower adoption of EVs. A decline in demand for EVs could negatively impact our future potential sales, revenue growth, and profitability. The elimination of the EV tax credit may also lead to increased competition as competitors adjust their pricing and product offerings faster than us.

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

Sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to further volatility. We also cannot predict the duration or direction of current global trends or their sustained impact on consumer demand. We expect to continue to monitor macroeconomic and geopolitical conditions to remain flexible and to optimize and evolve our business strategy as appropriate and attempt to project demand and infrastructure requirements globally and deploy our potential production capabilities, workforce and other resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations, our business, prospects, financial condition and operating results may be materially adversely impacted.

We may be unable to successfully negotiate final, binding terms related to our current non-binding memoranda of understanding and letters of intent for supply and offtake agreements, which could harm our commercial prospects.

From time-to-time, we agree to preliminary terms regarding offtake and supply agreements. We may be unable to negotiate final terms with these or other companies in a timely manner, or at all, and there is no guarantee that the terms of any final agreement will be the same or similar to those currently contemplated. Final terms may include less favorable pricing structures or volume commitments, more expensive delivery or purity requirements, reduced contract durations and other adverse changes. Delays in negotiating final contracts could slow our initial commercialization, and failure to agree to definitive terms for sales of sufficient volumes of lithium could prevent us from growing our business. To the extent that terms in our initial potential supply and distribution contracts may influence negotiations regarding future contracts, the failure to negotiate favorable final terms related to our current preliminary agreements could have an especially negative impact on our growth and profitability. Further, our prospective counterparties may cancel or delay entering into definitive agreements for a variety of reasons, some of which may be outside of our control. Additionally, we have not demonstrated that we can meet the production levels contemplated in our current non-binding supply agreements. If the construction and readiness of the Facility proceeds more slowly than we expect, or if we encounter difficulties in successfully completing the construction of the Facility, potential customers, including those with whom we have current letters of intent, may be less willing to negotiate definitive supply agreements, or demand terms less favorable to us, or even abandon such potential agreements, causing our performance to suffer. If we are unable to enter into such definitive agreements on a timely basis, or at all, our growth, potential ability to generate revenue and results of operations may be negatively impacted.

For example, we entered into a non-binding letter agreement with Sumitomo contemplating a long-term commercial offtake agreement described under the section titled “Business-Customers”. The parties are engaged in negotiations regarding key commercial points of the potential offtake agreement. The letter agreement provides a framework for a potential binding agreement between the Company and Sumitomo; however, many key terms have not been agreed to in principle. It is possible that we will not be able to agree to enter into a definitive agreement consistent with the above-described letter agreement, or at all.

Changes in technology or other developments could adversely affect demand for lithium compounds or result in preferences for substitute products.

Lithium and its derivatives are preferred raw materials for certain industrial applications, such as rechargeable batteries. For example, current and future high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. The pace of advancements in current battery technologies, development and adoption of new battery technologies that rely on inputs other than lithium compounds, or a delay in the development and adoption of future high nickel battery technologies that utilize lithium could significantly impact our prospects and potential ability to generate future revenues. Many materials and technologies are being researched and developed with the goal of making batteries lighter, more efficient, faster charging, and less expensive, some of which could be less reliant on lithium or other lithium compounds. Some of these technologies, such as commercialized battery technologies that use no, or significantly less, lithium compounds, could be successful and could adversely affect demand for lithium batteries in personal electronics, electric and hybrid vehicles, and other applications. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. In addition, alternatives to industrial applications dependent on lithium compounds may become more economically attractive as global commodity prices shift. Any of these events could adversely affect demand for and market prices of lithium, thereby resulting in a material adverse impact on the economic feasibility of extracting any mineralization we discover and reducing or eliminating any reserves we identify.

Our business and operations may be significantly disrupted upon the occurrence of a catastrophic event, information technology system failures or cyberattack.

Our business is dependent on proprietary technologies, processes and information that we have acquired, and expected to acquire, from our partners, much of which is, or will be, stored on our computer systems. We may in the future enter into agreements with third parties for hardware, software, telecommunications and other IT services in connection with our operations. Our operations depend, in part, on how well we and our vendors protect networks, equipment, IT systems and software against unauthorized access or damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, employee or supplier negligence, malware, ransomware and phishing or other cyberattacks. Any of these and other events could result in IT system failures, delays, loss of data or information, liability to our partners or other third parties, a material disruption of our business or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment and IT systems and software, as well as pre-emptive expenses to mitigate the risks of vulnerabilities or failures.

Furthermore, the importance of such IT systems and networks and systems may increase if our employees work remotely, which may introduce more risks to our information technology systems and networks as such employees’ use of network connections, computers, or devices that are outside our premises or networks. Additionally, if one of our service providers were to fail and we were unable to find a suitable replacement in a timely manner, we may be unable to properly administer our outsourced functions. If we cannot continue to retain these services provided by our vendors on acceptable terms, or at all, our access to necessary IT systems or services could be interrupted. Any security breach, interruption or failure of our IT systems, or those of our third party vendors, could impair our ability to operate our business, reduce our quality of services, increase costs, prompt litigation and other consumer claims, subject us to government enforcement actions (including investigations, fines, penalties, audits, or inspections), and damage our reputation, any of which could substantially harm our business, financial condition or the results of our operations.

As malicious cyberattacks and other security threats continue to evolve and become increasingly sophisticated, including through the use or exploitation of AI technologies by threat actors to accelerate, scale or personalize cyberattacks, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented various security measures designed to protect our data security and IT systems, such measures may not prevent such events, especially because the cyberattack techniques used change frequently and are often not recognized until launched, and because the full scope of a cyberattack may not be realized until an investigation has been completed, and cyberattacks can originate from a wide variety of sources and through a wide variety of methods. In addition, certain measures that could increase the security of our IT system take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. The inability to implement, maintain and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Significant disruption to our IT systems, or those of our vendors, or breaches of data security could also have a material adverse impact on our business, financial condition and results of operations.

We may be subject to liabilities and losses that may not be covered by insurance.

Our employees and Facility will be subject to the hazards associated with producing battery-grade lithium. Operating hazards can cause personal injury and loss of life, damage to, or destruction of, property, plant and equipment and the environment. We expect to maintain insurance coverage in the amounts and to the extent available on commercially reasonable terms against the risks that we believe are consistent with industry practice and maintenance of an adequate safety program. However, we could sustain losses for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury or damage to our property or to property owned by third parties or other losses that are not fully covered by insurance could have a material adverse impact on our results of operations and financial position.

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

Lawsuits have in the past and may in the future, be filed against us and an adverse ruling in any such lawsuit may adversely affect our business, financial condition, or liquidity or the market price of our Common Stock.

We are currently, and may in the future become involved in, named as a party to, or be the subject of, various legal proceedings, including regulatory proceedings, tax proceedings, stockholder proceedings, and legal actions relating to personal injuries, property damage, property taxes, land rights, the environment, and contract disputes.

The outcome of our current and future legal proceedings cannot be predicted with certainty and may be determined adversely to us and as a result, could have a material adverse impact on our assets, liabilities, business, financial condition, or results of operations. Even if we prevail in any such legal proceeding, the proceedings could be costly, time-consuming, and may adversely impact our reputation and divert the attention of management and key personnel from our business operations, which could adversely affect our financial condition.

An escalation of the current war in Ukraine, conflict in the Middle East, or the emergence of conflict elsewhere, may adversely affect our business.

An escalation of the current war in Ukraine, conflict in the Middle East, or the emergence of conflict elsewhere may adversely affect our business, including but not limited to, if the U.S. capital markets become risk averse for a prolonged period of time, it causes supply chain or demand disruptions, and/or there is a general slowdown in the global economy.

Unstable market and macroeconomic conditions, including tariffs or trade policy, may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, we are currently operating in a period of macroeconomic uncertainty and capital markets disruption, which has been significantly impacted by domestic and global monetary and fiscal policy, trade regulations, including changes in trade policies, tariffs or other trade restrictions or the threat of such actions, geopolitical instability, including ongoing military conflicts between Russia and Ukraine and in the Middle East, rising tensions between China and Taiwan, and high interest rates. In particular, the conflict in Ukraine has exacerbated market disruptions, including significant volatility in commodity prices, as well as supply chain interruptions, and has contributed to inflation globally. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in interest rates, overhead costs and transportation costs may adversely affect our operating results. In addition, there is significant uncertainty in general regarding the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended. Although we do not believe that the macroeconomic factors discussed above have had a material impact on our financial position or results of operations to date, our financial position or results of operations may be adversely affected in the future due to these factors, and such factors may lead to increased costs and delays. In addition, global credit and financial markets have experienced extreme volatility and disruption in the past several years and the foregoing factors have led to and may continue to cause diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, uncertainty about economic stability and continued inflation.

There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A future recession or market correction or other significant geopolitical events could materially affect our business and the value of our common stock. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts generally exceeds the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank in March 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

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

We do and may in the future rely upon unpatented trade secrets and know-how, whether belonging to us or our partners, to develop and maintain a competitive position. While we seek to protect such proprietary information, in part, through confidentiality and invention assignment agreements with our employees, collaborators, contractors, advisors, consultants and other third parties, we cannot guarantee that we have entered or will enter into such agreements with each party that has or may have had access to our trade secrets or proprietary information, or that these agreements will not be breached. We may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets, now or in the future, were to be disclosed to, or independently developed by, a competitor or other third party, our competitive position could be materially and adversely harmed.

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

We may employ or otherwise engage personnel who were previously or are concurrently employed or engaged at research institutions or other clean technology companies, or consult various companies, including ones that could be construed as our competitors or potential competitors. Even though we have processes in place designed to prevent misappropriation of trade secrets or confidential information, we may be subject to claims that these personnel, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former or concurrent employers or clients they provide consultancy services to, which are rightfully owned by their former or concurrent employer, or their clients, as the case may be. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could adversely affect our reputation, operations, result in substantial costs and be a distraction to management.

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

Risks Related to Legal, Regulatory, Accounting and Tax Matters

The evolving landscape related to sustainability matters could adversely impact our business, reputation, and operating results.

In recent years, companies across all industries are facing increasing scrutiny from a variety of stakeholders, including investors, customers, employees, partners, regulators, enforcement authorities, ratings agencies and lenders, related to their sustainability practices. The proliferation of regulations and guidance addressing climate, human capital and other topics at the regional, state and national levels may require significant effort and resources, and our practices, processes and controls may not ensure compliance with evolving standards. Further, various regulations or guidance may conflict with each other, making universal compliance challenging.

Our practices may not satisfy, appropriately respond to the concerns of or be supported by all investors, customers, partners, regulators, enforcement authorities or other stakeholders, whose expectations and requirements are evolving, varied, and oftentimes conflicting. Any violation of, non-compliance with or failure to meet such expectations or requirements, or negative publicity related to our practices may expose us to increased scrutiny or to regulatory or enforcement actions or litigation, could cause us to incur increased costs to address or defend against such actions, and could also cause reputational damage and harm our business, financial condition and/or stock price. Additionally, our customers may be driven to purchase our products due to their own sustainability commitments, which may entail holding their suppliers - including us - to sustainability standards that go beyond compliance with laws and regulations and we may not be able to comply with such standards. Failure to maintain operations that align with such “beyond compliance” standards may cause potential customers to not do business with us or otherwise hurt demand for our potential products.

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

We are and will be subject to environmental, health and safety laws and regulations in multiple jurisdictions, which may impose substantial compliance requirements and other obligations on our operations. Our operating costs could be significantly increased in order to comply with new or more stringent regulatory standards in the jurisdictions in which we currently operate or plan to operate.

Our business is governed by, and will be governed by various foreign, federal, state and local environmental protection and health and safety laws and regulations, including, without limitation, the federal Safe Drinking Water Act, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act (“OSHA”), the National Environmental Policy Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act and similar foreign, federal, state and local laws and regulations and permits issued under these laws by foreign, federal, state and local environmental and health and safety regulatory agencies. These laws and regulations establish, among other things, criteria and standards for drinking water, for protection of the environment and the release, remediation, of hazardous substances and public health and safety. Pursuant to these laws, we may be required to obtain various permits and approvals from certain federal, state and local regulatory agencies for our operations. In addition, if we violate or fail to comply with these laws, regulations or permits, we could be subject to administrative or civil fines or penalties or other sanctions by regulators and to lawsuits, civil or criminal, seeking enforcement, injunctive relief and/or other damages. If we fail to comply with applicable laws, regulations or permits, our permits or approvals may be terminated or not renewed and/or we could be held liable for damages, injunctive relief and/or monetary fines or penalties. Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or injury to persons resulting from the environmental, health, and safety impacts of prior and current operations. These lawsuits could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions, as well as reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders. Such laws, regulations, enforcement or private claims may have a material adverse impact on our financial condition, results of operations or cash flows.

Additionally, federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. For example, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and state equivalents, certain broad categories of persons, including an owner or operator of a property, may become liable for the costs of investigation and remediation, impacts to human health and for damages to natural resources. These laws impose strict and joint and several liability without regard to fault or degree of contribution or whether the owner or operator knew of, or was responsible for, the release of such hazardous substances or whether the conduct giving rise to the release was legal at the time it occurred. We also may be subject to related claims by private parties, including employees, contractors or the general public, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. We may incur substantial costs or other damages associated with these obligations, which could adversely impact our business, financial condition and results of operations.

Environmental laws and regulations are complex and may change from time to time, as may related interpretations and guidance. These laws and regulations, and the enforcement thereof, have tended to become more stringent over time. It is possible that new standards could be imposed, either more stringent or more lenient, that could result in higher operating expenses, the obsolescence of our products, or lead to an interruption or suspension of our operations and have a material adverse impact on our business, financial condition and results of operations.

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

Climate change legislation, regulations and policies may result in increased operating costs and otherwise affect our business, our industry and the global economy.

Climate change will potentially have wide ranging impacts, including potential impacts to our operations. In December 2015, the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change resulted in nearly 200 countries, including the United States, coming together to develop the Paris Agreement, which includes pledges to voluntarily limit and reduce future emissions. Additionally, at the 28th Conference of the Parties, nearly 200 member countries, including the U.S., entered into an agreement to transition away from fossil fuels while accelerating action in this decade to achieve net zero by 2050. The agreement includes calls for actions towards achieving, at a global scale, a tripling of renewable energy capacity and doubling energy efficiency improvements by 2030, as well as accelerating efforts towards the phase-down of unabated coal power and, phase out of inefficient fossil fuel subsidies, among other measures. Most recently, at the 29th Conference of the Parties (“COP29”), 159 countries met and, among other things, agreed on rules to operationalize international carbon markets under Article 6 of the Paris Agreement, including a new Paris Agreement Crediting Mechanism to trade UN-approved carbon credits. Additionally, participants at COP29 representing 159 countries met to review progress toward the goals of the Global Methane Pledge and the addition of nearly $500 million in new grant funding for methane abatement. However, in January 2025, President Trump issued executive orders directing the immediate notice to the United Nations of the United States’ withdrawal from the Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change. At the same time, various state and local governments have also publicly committed to furthering the goals of the Paris Agreement and many of these initiatives are expected to continue. These, and other proposed regulations could increase our production costs and the costs of our customers, which could decrease demand for our products.

Changing laws and regulations and global and domestic policy developments have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business’ financial condition. While we believe that many of these policies will be favorable for our planned sustainability-focused lithium operations, there is no guarantee that such potential changes in laws, regulations, or policies will be favorable to our Company, to existing or future customers, or to large-scale economic, environmental, or geopolitical conditions.

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

Near-term growth of alternative energy technologies is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, exhaust their allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The IRA contains a number of tax incentive provisions, some of which we may utilize. However, in January 2025, President Trump issued an executive order directing an immediate pause on the disbursement of funds appropriated through the BIL, IRA, and announced efforts to remove government incentives for electric vehicles. This pause on disbursement is subject to ongoing legal challenges. The IRA may also be subject to efforts to amend or repeal, including through Congressional budget reconciliation. Any reduction, elimination, or discriminatory application of expiration of the government subsidies and economic incentives, or the failure to renew tax credit programs, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our potential future products to our customers or the availability of supply, and could materially and adversely affect the growth of alternative energy technologies, including our potential future products, as well as our future operating results and liquidity.

Existing, and future changes to, federal, state and local regulations and policies, including permitting requirements applicable to us, and enactment of new regulations and policies, may adversely affect the market for environmental attributes generated by our operations.

The markets for environmental attributes are influenced by U.S. federal and state governmental regulations and policies. Our ability to generate revenue from sales of environmental attributes in the future depends on our strict compliance with such federal and state programs, which are complex and can involve a significant degree of judgment. If the agencies that administer and enforce these programs disagree with our judgments, otherwise determine that we are not in compliance, conduct reviews of our activities or make changes to the programs, then our ability to generate or sell these credits could be temporarily restricted pending completion of reviews or as a penalty, permanently limited, or lost entirely, and we could also be subject to fines or other sanctions.

If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.

We are subject to the requirements of the Exchange Act, Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on the effectiveness of our internal control over financial reporting in our Annual Report. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems, and procedures. Internal controls over financial reporting must be evaluated routinely and be properly designed and executed by a sufficient level of properly trained staff to maintain adequate internal control over financial reporting. In the opinion of management, the current control processes have been operating effectively and have been independently validated by management as of the date of this annual report.

We have in the past, and may in the future, identify material weaknesses in our internal control over financial reporting, and our inability to remediate any such material weaknesses or to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting in a timely manner could adversely affect our results of operations, our stock price and investor confidence in us. For example, during the period from March 16, 2023 (inception) to December 31, 2023, management identified material weaknesses in the implementation of the COSO 13 Framework (which establishes an effective control environments), due to lack of segregation of duties and management oversight, and ineffective control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. Management implemented certain controls in fiscal year 2024 to remediate the material weakness.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. We expect our systems and controls to involve significant expenditure and to become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our consolidated financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our consolidated financial statements, and adversely impact our stock price.

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

In the event of our liquidation, dissolution or winding-up, whether voluntary or involuntary, the proceeds and/or our assets that remain after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the holders of Common Stock on a pro rata basis. There can be no assurance that we will have any assets to pay to the holders of Common Stock, or any amounts, upon such a liquidation, dissolution or winding-up. In this event, our stockholders could lose some or all of their investment.

An active trading market for our Common Stock may never develop or be sustained, which may make it difficult to sell the shares of Common Stock you receive.

The price of our Common Stock may fluctuate significantly due to general market and economic conditions and forecasts, our general business condition and the release of our financial reports. An active trading market for our Common Stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for stockholders to sell their shares of Common Stock at an attractive price (or at all). The market price of our Common Stock may decline below stockholders’ respective purchase prices, and they may not be able to sell their shares of Common Stock at or above those prices (or at all). Additionally, if our Common Stock is delisted from Nasdaq for any reason and is quoted on the Over-the-Counter Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Common Stock may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Stockholders may be unable to sell Common Stock unless a market can be established or sustained.

We may be unable to satisfy Nasdaq’s continued listing requirements, which could limit the ability of stockholders’ to effect transactions in our Common Stock or Public Warrants.

Our Common Stock and Public Warrants are currently traded on Nasdaq under the ticker symbols “SDST” and “SDSTW” respectively. Therefore, we are required to meet Nasdaq’s continued listing requirements. Although our securities are listed on Nasdaq as of the date of this Annual Report, we have in the past and may in the future, be unable to maintain compliance with Nasdaq’s continued listing requirements. If we fail to meet Nasdaq’s continued listing requirements and as a result, Nasdaq delists our securities from its exchange, there could be significant material adverse consequences, including:

●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock are a “penny stock” which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

Delaware law and our Governing Documents contain certain provisions, including anti-takeover provisions, that may limit the ability of stockholders to take certain actions and could prevent, delay or discourage a change in control of our Company or changes in our management and, therefore, depress the market price of our common stock.

Our Certificate of Incorporation and Bylaws and the Delaware General Corporation Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing a change in control of the Company or changes in our management that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our Common Stock, and therefore depress the trading price of our Common Stock.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction) is the exclusive forum for certain actions. It also provides that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Securities Act, Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. In addition, there is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business.

It is not possible to predict the actual number of shares we will sell under our Purchase Agreement with B. Riley Principal Capital II, or the actual gross proceeds resulting from those sales.

On February 12, 2026, we entered into the B. Riley Purchase Agreement with B. Riley Principal Capital II, pursuant to which B. Riley Principal Capital II has committed to purchase up to $10,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the B. Riley Purchase Agreement. The shares of our Common Stock that may be issued under the 2026 Purchase Agreement may be sold by us to B. Riley Principal Capital II at our discretion from time to time for a period of up to 36 months (unless the B.Riley Purchase Agreement is earlier terminated) beginning on the date on which the registration statement registering the shares of Common Stock issued to B. Riley Principal Capital II for resale has been declared effective by the SEC and all other conditions to B. Riley Principal Capital II’s obligations to purchase the Common Stock set forth in the B. Riley Purchase Agreement have been initially satisfied. Any issuance and sale by us under the B. Riley Purchase Agreement of a substantial amount of shares of Common Stock could cause additional substantial dilution to our stockholders. Our inability to access a portion or the full amount available under the B. Riley Purchase Agreement, in the absence of any other financing sources, could have a material adverse impact on our business, financial condition and results of operations and cash flows.

General Risk Factors

The Company’s business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause the Company to incur significant expenses, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management and the Board’s attention and resources from the Company’s business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to the Company’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

The price of the Company’s securities may be volatile.

The price of the Company’s securities may fluctuate due to a variety of factors, including:

●	changes in the industry in which the Company operates;

●	the success of competitive services or technologies;

●	developments involving the Company’s competitors;

●	regulatory or legal developments in the United States and other countries;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	the recruitment or departure of key personnel;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	general macroeconomic, industry, geopolitical and market conditions, such as the effects of recessions, interest rates, inflation, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions and retaliatory actions, international currency fluctuations, geopolitical instability, including ongoing conflicts, actual or threatened public health emergencies, and acts of war or terrorism; and the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of Common Stock regardless of the operating performance of the Company.

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

The directors and executive officers of the Company, and beneficial owners that own 5% or more of its voting securities and their respective affiliates, beneficially own, in the aggregate, approximately 29% of the Company’s outstanding Common Stock as of December 31, 2025. Though the ownership percentage will be diluted if and to the extent the Company sells Common Stock, a small number of stockholders will still have a significant concentration of ownership, and this may have a negative impact on the trading price for the Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders may be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of the Company or its assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other stockholders, or adverse to the recommendations of the Company’s management. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation, or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that Change in Control would benefit the other stockholders.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, be subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, could be negatively impacted by macroeconomic uncertainty and geopolitical uncertainty, including the current conflicts in Ukraine, the Middle East and elsewhere abroad. Our actual results, outcomes and performance may not always be in line with or exceed any guidance we have provided, especially in times of unfavorable or uncertain macroeconomic, geopolitical and market conditions, such as the current global economic uncertainty being experienced and the current inflationary environment in the United States. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of the Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

Future sales of substantial amounts of our Common Stock in the public market, including shares issued upon exercise of outstanding options, warrants or vesting and settlement of outstanding restricted stock units, or the perception that such sales may occur, could adversely affect the market price of our Common Stock.

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

Pursuant to the Stardust Power 2024 Equity Plan, we may issue an aggregate of up to the number of shares equal to ten percent (10%) of Common Stock issued and outstanding at Closing, which amount is subject to increase from time to time. We may also issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, potential financings, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 1C. CYBERSECURITY.

We have implemented processes designed to help assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. Through our IT consulting firm, we employ monitoring mechanisms controls, technologies, systems, and other processes designed to help detect and respond to cybersecurity threats promptly including data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data, and help maintain a stable information technology environment. Reports are generated as needed for management and the Board of Directors, providing insights into our cybersecurity posture, incidents, and remediation efforts. We conduct regular assessments and testing of our controls, especially those related to the protection of financial information. The implementation and management of these processes are integrated with the Company’s overall operational risk management processes that seek to limit our exposure to unnecessary risks across our operations and are overseen by the Audit Committee of the Board of Directors.

We maintain an incident response plan that outlines the steps to be taken in the event of a cybersecurity incident. This plan includes procedures to escalate, contain, investigate and remediate incidents, as well as to comply with any legal reporting requirements and communicate with affected stakeholders. We seek to foster a culture of cybersecurity awareness and responsibility throughout the organization.

The Board of Directors has delegated oversight of risks related to the Company’s information system controls and security to the Audit Committee of the Board of Directors. Our cybersecurity program is managed by the Chief Compliance Officer (CCO), who has over 20 years of business experience as well as a general familiarity with cybersecurity matters and an understanding of the potential financial impacts, disclosure obligations, and enterprise risks to the Company as they relate to cybersecurity. The CCO regularly communicates with those responsible for daily IT operations and infrastructure to assess potential cybersecurity threats and determine whether updates to the cybersecurity strategy are necessary. The CCO updates the Audit Committee on cybersecurity matters. The Audit Committee updates the full Board of Directors with respect to cybersecurity matters.

Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us. Although we are not currently aware of any risks from cybersecurity threats that have materially affected us, we face certain ongoing risks from cybersecurity threats that, if realized, could have a material adverse effect on us, including our business strategy, results of operations, or financial condition. Additional information on cybersecurity risks we face is discussed in Part 1, Item 1A, “Risk Factors” under the heading “Our business and operations may be significantly disrupted upon the occurrence of a catastrophic event, information technology system failures or cyberattack.”

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Greenwich, Connecticut.

We own a 66-acre site in Muskogee, Oklahoma where we plan to construct our lithium refinery.

We also lease office space in Oklahoma City, Oklahoma. covering 1,493 square feet. The office space was assigned to the Company by VIKASA Capital Partners LLC (“VCP”), an affiliate of the Company, on March 16, 2023.

Subsequent to year-end, effective February 2026, we also sub-lease office space in Houston, Texas, covering 4,779 square feet.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in certain legal and regulatory proceedings, as well as demands, investigations and claims, that arise in the ordinary course of our business. The ultimate outcome of any litigation is often uncertain, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We make a provision for a liability relating to legal matters when it is both probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC v. Stardust Power, Inc., Case No: 654037/2025. The complaint names the Company as a defendant, and alleges, among other things, that the Company breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On September 19, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. The action is proceeding to the discovery stage and for further proceedings. The Company plans to vigorously defend against the lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock

On July 8, 2024, we commenced the trading of our Common Stock and Public Warrants under the symbols “SDST” and “SDSTW,” respectively, on the Nasdaq Global Market. Starting October 27, 2025, our Common Stock and Public Warrants began trading on the Nasdaq Capital Market.

Holders of Record

As of March 24, 2026, there were approximately 68 holders of record of our Common Stock and 31 holders of record of our Public Warrants. Because many of our Public Warrants and shares of Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Common Stock and Public Warrants represented by these record holders.

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

Recent Sales of Unregistered Securities

On October 30, 2025, the Company entered into a Warrant Exchange Agreement with a certain institutional investor (the “Investor”) pursuant to which the Investor agreed to irrevocably exchange all of its warrants to purchase shares of the Company’s Common Stock originally issued on March 16, 2025, representing the right to purchase an aggregate of 958,400 shares of Common Stock, for newly issued shares of common stock at an exchange ratio of 1.31 warrant shares for 1 share of Common Stock, resulting in the issuance to the Investor of 730,689 shares of Common Stock at closing. The shares of Common Stock were issued on October 31, 2025 in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

On December 23, 2025, the Company entered into a Securities Purchase Agreement with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of approximately $4,000,000 in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares. The issuance of the Promissory Note and Common Stock occurred on December 23, 2025 in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

On October 30, 2025, we granted 65,000 shares of common stock to a consultant, in exchange for services, in reliance on Section 4(a)(2) of Securities Act.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our consolidated financial statements for the year ended December 31, 2025, and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” or the “Company”, “Stardust” or “Stardust Power” refer to Stardust Power Inc. and its consolidated subsidiaries at or after the consummation of the Business Combination.

Company Overview

Stardust Power is a U.S.-based development stage battery grade lithium manufacturer designed to foster clean energy independence for the United States. The Company is in the process of creating capacity to manufacture battery grade lithium products, for a wide variety of applications, including energy storage systems, e-mobility, grid infrastructure, and data centers, by developing a large-scale lithium refinery in the United States. Stardust Power seeks to become a sustainable, cost-effective supplier of battery grade lithium carbonate, by its innovative approach in the development of a large central refinery optimized for multiple inputs of lithium chloride in Oklahoma.

Stardust Power intends to source lithium chloride feedstock from various suppliers and may make investments upstream to secure additional feedstock. We seek to sell our products to EV manufacturers as our primary market, with potential applications in other areas such as battery manufacturers, the U.S. military, and original equipment manufacturers (“OEMs”).

Some of the key driving factors are the demand for battery grade lithium products, fueled largely by the demand for energy storage solutions, production of electric vehicles and automotive OEMs, and battery manufacturers seeking domestic supply options, leading to demand for minerals used in battery cells, such as lithium, governmental incentives for American manufacturing and evolving geopolitical climate that is creating a national security priority for the U.S. market.

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

Stardust Power believes that it is well positioned to address these opportunities by emerging as a leading, fully integrated domestic lithium supplier, and contribute to restoring American energy independence, thereby bridging the gap in the domestic supply of battery grade lithium products.

Recent Developments

Purchase and Sale Agreement for Site

On January 10, 2024, Stardust Power entered into a purchase and sale agreement with the City of Muskogee to purchase a site in Southside Industrial Park, Muskogee, Oklahoma to build the Facility (the “Site”) for a total of $1,662,030. On December 16, 2024, the agreement was finalized and the title to the land was transferred to the Company’s name.

Business Combination

On November 21, 2023, Legacy Stardust Power entered into the Business Combination Agreement with GPAC II, First Merger Sub and Second Merger Sub.

On July 8, 2024, Legacy Stardust Power completed the Business Combination contemplated by the Business Combination Agreement. GPAC II deregistered as a Cayman Islands exempted company and redomesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation (the effective time of such merger being the “First Effective Time”). Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc.

As per the Business Combination Agreement:

●	Each share of common stock of Legacy Stardust Power (“Legacy Stardust Power Common Stock”) issued and outstanding immediately prior to the First Effective Time converted into the right to receive the number of shares of combined company (“Newco”) common stock (“Newco Stock”) equal to the merger consideration divided by the number of shares of the Company fully diluted stock (“per share consideration”).
●	Each outstanding option to purchase Legacy Stardust Power Common Stock (each a “Legacy Stardust Power Option”), whether vested or unvested, automatically converted into an option to purchase a number of shares of Newco Stock equal to the number of shares of Newco Stock subject to such Stardust Power Option immediately prior to the First Effective Time multiplied by the per share consideration.
●	Each share of Legacy Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time converted into a number of shares of Newco Stock equal to the number of shares of Legacy Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the per share consideration (the “Exchanged Company Restricted Common Stock”).
●	All outstanding redeemable public warrants and private warrants of GPAC II representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Newco Stock.
●	All outstanding GPAC Class A (after redemptions) and Class B common shares were cancelled and converted into shares of the Newco Stock.
●	As consideration for certain Class A ordinary shareholders entering into NRAs agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 12,777 ordinary shares of Stardust Power at a price per share of approximately $100.00 per share at closing of the Business Combination.

●	Additionally, the Combined Company issued 100,000 shares of Newco Stock to the Sponsor as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination. Fifty percent of the Sponsor Earnout Shares will vest when the volume-weighted average price (“VWAP”) of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period, or are otherwise forfeited. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested.
●	Additionally, the Combined Company will issue 500,000 shares of Newco Stock to the holders of Legacy Stardust Power as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination, the volume-weighted average price of GPAC II common stock is greater than or equal to $120.00 per share for a period of 20 trading days in any 30-trading-day period or there is a change of control, or are otherwise forfeited.
●	Immediately prior to the closing of the Business Combination, the SAFE notes automatically converted into the 13,839 shares of Legacy Stardust Power Common Stock.
●	Immediately prior to the closing of the Business Combination, the 2024 convertible notes automatically converted into 5,588 shares of Legacy Stardust Power Common Stock.
●	Stardust Power issued 107,754 shares of Newco Common Stock in exchange for $10,075,002 of cash in accordance with the terms of the PIPE Subscription Agreement in connection with the Business Combination.

Common Stock Purchase Agreements

On October 7, 2024, the Company entered into the Purchase Agreement (the “Prior B. Riley Purchase Agreement”) and the related Registration Rights Agreement (the “Prior B. Riley Registration Rights Agreement,” and together with the Prior B. Riley Purchase Agreement, the “Prior B. Riley Agreements”) with B. Riley Principal Capital II LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Prior B. Riley Purchase Agreement, the Company had the right, in its sole discretion, to sell up to $50,000,000 of newly issued shares of the Company’s Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Prior B. Riley Purchase Agreement, from time to time during the term of the Prior B. Riley Purchase Agreement. Sales of Common Stock pursuant to the Prior B. Riley Purchase Agreement, and the timing of any sales, were solely at the option of the Company. The purchase price of the shares of common stock were determined by reference to the VWAP of the Common Stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Upon executing the Prior B. Riley Purchase Agreement and Prior B. Riley Registration Rights Agreement, the Company also issued 6,369 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II as a consideration for $500,000, subject to make-whole provisions, for this agreement. The Company issued 638,048 and 55,826 shares of Common Stock, aggregating to net proceeds of $2,069,685 and $260,927 during the year ended December 31, 2025, and December 31, 2024, respectively under the Prior B. Riley Purchase Agreement. On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Purchase Agreement, as amended and the related Prior B. Riley Registration Rights Agreement. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted common stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of common stock (“Settlement Shares”) to B. Riley Principal Capital II and subsequent to the year ended December 31, 2025 paid $157,314 cash to satisfy its obligation as per the terms of the Prior B. Riley Agreement.

Subsequent to the year ended December 31, 2025, on February 12, 2026, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) and a related Registration Rights Agreement (the “B. Riley Registration Rights Agreement”) with B. Riley Principal Capital II, the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of the Company’s Common Stock, to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193.

On December 31, 2024, the Company entered into binding term sheets with certain investors (the “2024 Investors”) to issue up to $550,000 in shares of Common Stock (the “Private Placement”) at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each 2024 Investor received warrants representing the right, exercisable within five years of the closing date, as defined in the term sheets, to purchase up to 50% of the shares of Common Stock purchased by such Investor in the Private Placement, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00. On April 24, 2025, the Company issued 12,850 shares of Common Stock and 64,251 Warrants to the 2024 Investors.

On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant with an exercise price of $13.00 generating aggregate gross proceeds of approximately $5,750,400 before offering expenses.

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share, generating aggregate gross proceeds of approximately $2,971,040 before related expenses. In connection with such exercise, the Company issued new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules.

On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of the over allotment of the public offering, of 110,000 shares of Common Stock at a public offering price of $2.00 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses.

On October 30, 2025, the Company entered into a Warrant Exchange Agreement (the “Exchange Agreement”) with the Exercising Holder. Pursuant to the Exchange Agreement, the Exercising Holder agreed to irrevocably exchange all of its warrants to purchase shares of Common Stock, originally issued on March 16, 2025, representing the right to purchase an aggregate of 958,400 shares of Common Stock (the “Warrant Shares”), for newly issued shares of common stock at an exchange ratio of 1.31 Warrant Shares for 1 share of Common Stock, resulting in the issuance to the Investor of 730,689 shares of Common Stock at closing.

On December 23, 2025, the Company entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares (the “Common Stock Purchase Warrant”).

Recent Supply Agreements

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent (“LCE”) in the form of lithium chloride. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six-year terms.

On October 31, 2025, the Company entered into a non-binding letter agreement with Mandrake Resources Limited (“Mandrake”), an Australia-based company, for the supply of 7,500 metric tons per annum of LCE in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

Engineering Agreement

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a FEL-3 report of the Company’s Lithium Facility at Southside Industrial Park in Muskogee, Oklahoma.

In August 2025, the Company announced the successful completion of the FEL-3 report. The report delivered an advanced design with key optimizations to improve efficiency, reduce costs, and strengthen overall project economics. According to the FEL-3 report, Phase 1 is planned at 25,000 metric tons per annum (“mtpa”) of battery-grade lithium, with estimated capital expenditures of approximately $500 million, at a 90% probability of achievement. This figure includes owner’s cost, contingency, and escalation. Construction is expected to take approximately 24 months from the start of major work to mechanical completion. The total amount due pursuant to the Primero Agreement, assuming full performance, is approximately $4.7 million, in the aggregate, subject to customary potential adjustments which was paid in full as of the date of this filing.

Investment in IRIS Metals Limited

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares of IRIS Metals would have allowed the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a potential commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement was executed as of December 31, 2025. IRIS Metals’ ordinary shares are listed on the Australian Securities Exchange (ASX) with a readily determinable fair value, and changes in fair value are recognized in the consolidated statements of operations. During the year ended December 31, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all its investment in IRIS Metals for total proceeds of $570,255. The Company recognized a loss on sale of investments of $179,805 for the year ended December 31, 2025. The carrying amount of the shares sold was $750,060. Following the sale, the Company no longer holds any investment in IRIS Metals as of December 31, 2025.

The investment in these securities was initially recognized at cost and subsequently measured at fair value. As of December 31, 2025, the fair value of the investment was nil, compared to $1,461,715 as of December 31, 2024. The Company recognized a loss of $711,655 for the year ended December 31, 2025, due to the change in fair value of securities, as reported in the consolidated statements of operations.

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

On February 7, 2025 (the “License Agreement Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including the KMX VMD Units) for use in the Company’s refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. The Company agreed to pay KMX a royalty comprised of 50,000 shares of Common Stock (the “Royalty Shares”). On the License Agreement Effective Date, the Company received the contractual right to access and purchase KMX VMD Units. On April 24, 2025, the Company issued 50,000 shares of Common Stock to KMX, with a corresponding debit recorded as other long-term asset, until the license meets the recognition criteria for an intangible asset.

Short-term loans

In December 2024, the Company entered into a binding term sheet (“Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”) a related party, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Endurance Maturity Date”). The Endurance Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Endurance Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, as defined in the Endurance Term Sheet with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Endurance Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding term sheets (“Investor Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). The proceeds of the Investor Loans are expected to be used by the Company for general corporate and working capital purposes. The Investor Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to the Investors an aggregate of $2,700,000 in Common Stock as an Equity Kicker, as defined in the Investor Term Sheet, with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Investor Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Investors shall be no less than an aggregate of 36,000 shares. In addition, the Investors received warrants representing the right, exercisable within five years of the closing date, up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the Investors.

Notices from Nasdaq

On March 18, 2025, the Company received a notice (the “MVPHS Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C), as the Company’s market value of publicly held shares closed below $15,000,000 for the previous 30 consecutive business days. On September 26, 2025, the Company received notice from Nasdaq that the Company had regained compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(b)(2)(C).

On March 19, 2025, the Company received a subsequent notice (the “Minimum Bid Price Notice”) from the Nasdaq that the Company was not in compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Common Stock closed below $1.00 per share for the previous 30 consecutive business days. On September 26, 2025, the Company received notice from Nasdaq that the Company had regained compliance with the continued listing standards set forth in Nasdaq Listing Rule 5450(a)(1).

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

On October 8, 2025, the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination. Subsequently, pursuant to an application made by the Company to transfer to the Nasdaq Capital Market and based on the market value of the Company’s listed securities being above $35 million for a sustained period of time, on October 27, 2025, the Company received notice from the Nasdaq that the application for the transfer to the Nasdaq Capital Market had been approved and consequently the above-mentioned noncompliance was cured.

Reverse Stock Split

On September 3, 2025, the Company filed a certificate of amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of Common Stock. The Company’s stockholders previously approved the Reverse Stock Split at the Company’s annual meeting of stockholders held on June 9, 2025, and granted the board of directors the authority to determine the exact split ratio and when to proceed with the Reverse Stock Split. The Reverse Stock Split became effective on September 8, 2025, and the Common Stock began trading on the Nasdaq on a Reverse Stock Split-adjusted basis on September 8, 2025, at market open. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. As a result of the Reverse Stock Split, shares of Common Stock, outstanding warrants, stock options, and restricted stock units were proportionately decreased (and the respective per share value and exercise prices, if applicable, were proportionately increased) (see Part II, Item 8, Note 2, Basis of Presentation and Summary of Significant Accounting Policies in the notes to consolidated financial statements in this Annual Report).

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in this Annual Report. In addition, we believe the factors described below are key to our success.

Commencing Commercial Operations

The Company is a development stage company, and has purchased the Site. We have completed a number of required site assessments and technical studies, including the critical issue analysis, Phase I ESA, geotechnical study, FEL-1 study and FEL-3 study. Additional studies may be required as the project progresses.

The project required evaluation for certain federal, state, and local permits. State permitting focuses on air emissions, wastewater, and stormwater permits. Federal permitting focuses on possible cultural, biological, and natural resources and threatened/endangered species impacts. The key permitting agency for the project at the state level is the Oklahoma Department of Environmental Quality (the “DEQ”). Stardust Power has received from the DEQ the general permit for stormwater discharges from Construction Activities, approval of its stormwater pollution prevention plan and air quality construction permit (“Air Permit”). Under current design plans, Stardust Power does not expect to require a waste water permit for the Facility since no waste water is expected to be discharged.

Stardust Power is developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 metric tpa. The second phase is to add a second production line with up to 25,000 tpa, to create a total capacity of up to 50,000 tpa.

A technological innovation of Stardust Power’s planned refinery is the ability for the Facility to refine different sources of lithium chloride inputs derived from lithium brines. The Facility is being designed to accept lithium chloride, of a certain approved chemical composition. It is Stardust Power’s intention that the Facility should be able to dilute and pre-treat feedstock as necessary, so that various lithium feedstock can be blended, in order to produce a consistent feedstock. Stardust Power’s strategy is to differentiate itself by screening for a broader set of contaminants, in comparison to other lithium refineries.

Partnership Ecosystem

Our success will depend on whether we can execute and expand our ecosystem of commercial arrangements with additional suppliers of brine and execute agreements with them at favorable terms. The availability of brine for the purpose of extracting lithium is still in a nascent stage and we would require access to multiple sources as we start commercial production and grow our business. Our management team frequently evaluates current and future sources of supplies for reliability and geographic locations for logistics and cost efficiency. We would also have to maintain technology arrangements with existing strategic affiliations on whose patented and proprietary processes we depend on, as well as forge new technology affiliations as exploration, extraction and purification processes evolve, to obtain raw materials required to manufacture high-quality lithium suitable for consumption by the EV industry, and other potential usages. These affiliations should enable us to refine and sell BGLC at competitive prices, which in turn helps secure the growth and profitability of our business operations in the long term.

Adequate Capital Raise

The success of our refinery’s activities relating to producing BGLC from brine and our ability to obtain relevant permits in a timely manner require significant capital investment and financing to fund the initial investment in all aspects of setting up the operations, and may subsequently be impacted by our operating losses, competition from substitute products and services from larger companies, protection of proprietary technology of our strategic partners, and dependence on key individuals.

Our consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. We believe that the cash on hand and additional investments available through issuance of new Common Stock will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these consolidated financial statements. As a development stage company, Stardust Power needs to raise additional capital to realize its business objectives. Our long-term success and ability to continue as a going concern are dependent upon our ability to successfully raise additional capital or financing or successfully enter into strategic partnerships. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities.

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

Components of Results of Operations

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of BGLC primarily to the ESS and EV markets. We expect to enter into long-term contracts (typically 10 years), driven by industry dynamics, with a pricing structure at cap and ceiling, and sharing of variable price between customers and the Company.

Cost of Goods Sold

We have not sourced any raw material to date. We expect to source brine from lithium producing suppliers including the oil and gas industry as a by-product of their exploration and extraction processes. We are in the process of negotiating with multiple suppliers for brine feedstock, including producers from the oil and gas industry. The length, tenure and pricing of these contracts will depend largely on the type of supply and are expected to vary from supplier to supplier.

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services for organization setup and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in setting up our Facility, hire additional employees, and subsequently invest in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and Nasdaq.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes. During the year ended December 31, 2024, the Company issued promissory notes of $176,000 and $316,000 to IGX and IG Lithium LLC (“IGL”) respectively. These notes carried an interest rate of 6% with maturity date of February 28, 2025, and July 1, 2025, respectively.

Interest expense

Interest expense is comprised of interest payable on the Insurance Funding loans, short-term loans and interest charged by vendors on overdue invoices.

The Company entered into a financing agreement of $407,500 and $510,000 for the purchase of a director and officer’s insurance policy with AFCO Insurance Premium Finance in 2025 and 2024, respectively. The Company made a downpayment of $70,256 and $44,162 for the loan taken in 2025 and 2024, respectively, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $35,125 and $44,162 per month for 10 and 11 months and has a stated interest rate of 7.5% and 8.46% for the loan taken in 2025 and 2024 respectively. The loans are secured against a lien on the insurance policy.

The Company issued Term Sheets to several lenders, providing for loans in the aggregate principal amount of $3,550,000, bearing interest at a rate of 15% per year, and maturing in March 2025. The debt was fully paid off as of December 31, 2025.

Interest expense for the year ended December 31, 2024, included interest on a Legacy Stardust Power financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. Payments include a stated interest rate of 8.25% and are secured against a lien on the insurance policy. The debt was fully paid off as of December 31, 2024.

Finance charges

Finance charges are comprised of cost incurred to issuing shares and the change in fair value of the Company’s make-whole provision related to the B. Riley Purchase Agreement. In 2024, this also included the cost of issuance of short-term loans and the accretion impact related to the Common Stock to be issued to lenders per the Equity Kicker, as defined in each relevant term sheet, related to these loans.

Amortization of Debt Discount

Amortization of debt discount consists of amortization expense related to the discount recorded in connection with the issuance of the 2025 Convertible Note in December 2025.

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

Change in fair value of SAFE notes and 2024 convertible notes

Change in fair value of SAFE notes and 2024 convertible notes relates to movements in fair value of SAFE notes and 2024 convertible notes that have been classified as liability instruments in the consolidated financial statements, which need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end. Upon consummation of the Business Combination on July 8, 2024, the SAFE notes and 2024 convertible notes were converted into Common Stock and hence the balance was nil in the consolidated balance sheets as of December 31, 2025, and December 31, 2024.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to the Sponsor at the closing of the Business Combination, which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end.

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

Loss on write off of promissory notes and deposit

Loss on write off of promissory notes and deposit relates to write-off of a promissory note and deposit made in connection with a previously contemplated strategic partnership with IGX, IGL and Usha Resources. The likelihood of entering into definitive agreements with them had diminished significantly during the year ended December 31, 2025, and based on an updated assessment these amounts were deemed uncollectible.

Gain on extinguishment of liability

Gain on extinguishment of liability for the year ended December 31, 2025, includes the gain recognized on the extinguishment of vendor payable balance.

Results of Operations

The following table sets forth our consolidated statements of operations information for the periods indicated:

	Year Ended	Year Ended	Changes	Changes
	December 31, 2025	December 31, 2024	Amount	%
Revenue	$-	$-	$-	-%

General and administrative expenses	$16,083,206	$17,972,828	$(1,889,622)	(11)%
Operating loss	$(16,083,206)	$(17,972,828)	$1,889,622	(11)%
Other income (expenses)
Interest income	12,014	10,838	1,176	11%
Interest expense	(186,903)	(50,454)	(136,449)	270%
Finance charge	(333,055)	(7,579,713)	7,246,658	(96)%
Change in fair value of sponsor earnout shares	528,000	4,076,200	(3,548,200)	(87)%
Change in fair value of warrant liability	1,409,201	(511,342)	1,920,543	(376)%
Change in fair value of investment in equity securities	(708,988)	(322,134)	(386,854)	120%
Change in fair value of convertible notes	-	(471,400)	471,400	(100)%
Change in fair value of SAFE notes	-	(955,000)	955,000	(100)%
Loss on write off of promissory note and deposit	(564,844)	-	(564,844)	100%
Loss on sale of investment in equity securities	(179,805)	-	(179,805)	100%
Gain on extinguishment of liability	383,950	-	383,950	100%
Other income	-	21,970	(21,970)	(100)%
Total other expenses	$359,570	$(5,781,035)	$6,140,605	(106)%

Net loss	$(15,723,636)	$(23,753,863)	$8,030,227	(34)%

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses are primarily attributable to employee-related compensation expenses representing base salary, benefits and stock-based compensation expense, fees for professional consulting fees, mainly comprising organization structure and marketing advisory services, insurance costs, and other consulting and legal services with respect to the Company’s organization. The details of these expenses are as follows:

	Year ended	Year ended	Change	Change
	December 31, 2025	December 31, 2024	Amount	%
Personnel and related taxes	$12,136,979	$10,951,854	$1,185,125	11%
Professional and consulting fees	1,245,767	4,492,811	(3,247,044)	(72)%
Legal fees	845,069	1,097,192	(252,123)	(23)%
Insurance	535,286	355,932	179,354	50%
Other	1,320,105	1,075,039	245,066	23%
	$16,083,206	$17,972,828	$(1,889,622)	(11)%

For the year ended December 31, 2025, general and administrative expenses decreased compared to the year ended December 31, 2024, primarily due to lower professional and consulting fees and legal fees, as the prior year included significant one-time expenses incurred in connection with the Business Combination as well as a reduction in stock-based compensation expense for consultants during the year ended December 31, 2025. This decrease was partially offset by higher personnel and related taxes resulting from an increase in headcount and stock-based compensation expense for employees, an increase in insurance costs, and an increase in other general and administrative expenses in line with the growth of the Company’s operations.

Other Income (Expenses)

Interest income

For the year ended December 31, 2025, interest income increased by $1,176 compared to the year ended December 31, 2024, primarily attributable to interest earned in the current year for promissory notes issued during August 2024. As of December 31, 2025, the Company wrote off the promissory note balance including accrued interest as the notes were deemed unrecoverable.

Interest expense

For the year ended December 31, 2025, interest expenses increased by $136,449 compared to the year ended December 31, 2024. The increase was primarily due to interest expense incurred on the financing agreement related to directors and officers and other insurance policies, interest charged by vendors on outstanding overdue invoices, an increase in interest expense on other short-term loans with various lenders and interest accretion related to convertible notes issued during the year ended December 31, 2025.

Finance charges

The decrease in finance charges of $7,246,658 during the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to cost of issuance of short-term loans and the accretion impact related to the common stock to be issued to lenders per the Equity Kicker related to these loans incurred during the year ended December 31, 2024. The prior year finance charges also included cost incurred to enter into the Prior B. Riley Purchase Agreement with B Riley Principal Capital II and the change in fair value of the Company’s make-whole provision related to the Prior B. Riley Purchase Agreement.

Change in fair value of sponsor earnout shares

The decrease in change in fair value of sponsor earnout shares by $3,548,200 for year ended December 31, 2025, compared to the year ended December 31, 2024, relates to movements in fair value of earnout shares issued to the Sponsor, primarily driven by decrease in quoted market price, which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

The increase in change in fair value of warrants by $1,920,543 for the year ended December 31, 2025, compared to the year ended December 31, 2024, relates to movements in fair value of Public and Private Warrants, primarily driven by decrease in quoted market price, which have been classified as liability instruments in the consolidated financial statements, that need to be recorded in the consolidated statements of operations for each reporting period, based on fair value at period end.

Change in fair value of investment in equity securities

For the year ended December 31, 2025, the fair value of investment in equity securities decreased by $386,854, compared to the year ended December 31, 2024, primarily due to fluctuations in the fair value of investments in QXR and IRIS Metals, based on readily available quoted market prices for these investments.

Change in fair value of 2024 convertible notes

For the year ended December 31, 2025, the Company did not recognize any change in the fair value of 2024 convertible notes, compared to a loss of $471,400 in the year ended December 31, 2024. The 2024 convertible notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination. As of December 31, 2025, the Company has not issued any such convertible notes post Business Combination consummation.

Change in fair value of SAFE notes

For the year ended December 31, 2025, the Company did not recognize any change in the fair value of SAFE notes, compared to a loss of $955,000 in the year ended December 31, 2024. The SAFE notes, which had previously been classified as liability instruments, were converted to equity following the consummation of the Business Combination. As of December 31, 2025, the Company has not issued any such SAFE notes post Business Combination consummation.

Loss on write off of promissory notes and deposit

For the year ended December 31, 2025, the Company recorded a loss of $564,844 related to the write off of a promissory notes and deposit associated with a previously contemplated strategic partnership with IGX, IGL and Usha Resources. The arrangement was assessed as uncollectible during the year ended December 31, 2025. Accordingly, the full balance was written off and recognized as a non-operating loss. No such write off was noted in the year ended December 31, 2024.

Loss on sale of investments in equity securities

For the year ended December 31, 2025, the Company recorded a loss of $179,805 in connection with the sale of investment in equity securities. These securities were originally acquired as part of a broader investment strategy but were sold during the year in response to evolving market conditions and liquidity needs. The loss reflects the decline in market value relative to the carrying amount at the time of sale.

Gain on extinguishment of liability

For the year ended December 31, 2025, the Company recorded an income of $383,950 which represents the credit received against a vendor payable balance.

Other income

The other income of $21,970 was recorded during the year ended December 31, 2024, which relates to insurance refund received.

Tax expenses

For the years ended December 31, 2025, and December 31, 2024, the tax expense was nil, due to net losses incurred during these years. We do not carry any deferred tax assets on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, primarily due to net operating loss carry forwards resulting from incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the years ended December 31, 2025, and December 31, 2024, the Company incurred a net loss of $15,723,636 and $23,753,863, respectively. Since the Company has yet to start commercial production of battery grade lithium, the operating expenses are expected to increase, as the Company starts to recruit more personnel to perform general operational tasks and set up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have not earned any revenue and have been operating at a loss since inception. In addition, we have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. We had an accumulated deficit of $68,342,584 and $52,618,948 as of December 31, 2025, and December 31, 2024, respectively.

Liquidity Requirements

Our primary requirements for liquidity and capital are investment in new facilities, new technologies, working capital and general corporate needs. Specifically, in this regard, the refinery cost, which includes all direct and indirect costs and contingencies needed to build phase 1 of the refinery (25,000 metric tons per annum of battery grade lithium carbonate), has been estimated at approximately $500 million following completion of the FEL-3 study. We intend to finance our project cost through a mix of debt, equity and potential government grants. We expect our operational expenditures to increase for the foreseeable future in connection with ongoing and future activities. Specifically, expenditures will increase as we:

●	Secure and build facilities;
●	invest in research and development activities to advance the development of our technologies; and
●	incur additional expenses associated with operating as, a public company.

Our current and ongoing liquidity requirements will depend on many factors, including: our launch cadence, the timing and extent of spending to support additional development efforts, the introduction of new and enhanced offerings, the expected market adoption of our offerings, and the timing and extent of additional capital expenditures to invest in the development of our Facility. In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, business offerings and technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.

Sources of Liquidity and Going Concern

We have historically funded our operations with proceeds from sales of Legacy Stardust Power Common Stock, promissory notes, SAFE notes, debt financing, equity financing and convertible equity agreements.

As discussed above:

●

On October 7, 2024, the Company entered into the Prior B. Riley Purchase Agreement and a related Prior B. Riley Registration Rights Agreement with B. Riley Principal Capital II to sell up to $50,000,000 of the Company’s Common Stock to B. Riley Principal Capital II. During the year ended December 31, 2025, the Company issued 638,048 shares of common stock pursuant to the Prior B. Riley Purchase Agreement, aggregating to net proceeds of $2,069,685. This Prior B. Riley Purchase Agreement was subsequently terminated as discussed above.

●	On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant with an exercise price of $13.00, generating aggregate gross proceeds of approximately $5,750,400 before offering expenses

●	On March 16, 2025, the Company entered into the Inducement Letter with the Exercising Holder providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of Common Stock at a reduced exercise price of $6.20 per share, generating aggregate gross proceeds of approximately $2,971,040, before related expenses, on March 18, 2025. In connection with such exercise, the Company agreed to issue Inducement Warrants to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share. On October 30, 2025, the Exercising Holder and the Company entered into the Exchange Agreement and agreed to exchange the 958,400 outstanding Inducement Warrants for 730,689 shares of Common Stock, with no other payment or any other additional consideration from the investor.

●	On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 110,000 shares of Common Stock at a public offering price of $2.00 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses.

●

On December 23, 2025, the Company entered into the Lind Securities Purchase Agreement with Lind providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares. After deducting a commitment fee of $100,000 and other transaction-related costs, the Company received net cash proceeds of approximately $3,792,500.

●

Subsequent to year end, on February 12, 2026, the Company entered into the B. Riley Purchase Agreement and the related B. Riley Registration Rights Agreement. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193.

Our management has concluded that there is substantial doubt about our ability to continue as a going concern. The Company is a development stage entity has no revenues, has an accumulated deficit of approximately $68,342,584 as of December 31, 2025, and negative operating cash flow of approximately $8,275,679 for the year ended December 31, 2025. Our management expects that operating losses and negative cash flows may continue to increase from the December 31, 2025 levels, as we are not generating any revenue as yet and owing to additional costs towards capital expenditure and other expenses related to the development of the Facility.

As of the date of this filing, we believe that the cash on hand, and potential additional liquidity available through the issuance of Common Stock will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or additional borrowings to fund the Company’s operating and investing activities. There can be no assurance that we will be successful in our plans described elsewhere in this filing or in attracting future debt, equity financings or strategic and collaborative ventures with third parties on acceptable terms, or at all. If adequate funds are not available, we may be required to curtail, delay, or eliminate some or all of our planned activities, or raise additional financing to continue to fund operations, and may not be able to continue as a going concern.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. Failure to secure adequate financing could have a material adverse effect on the business, operations and financial performance of the Company.

Insurance funding borrowing

On November 19, 2023, Legacy Stardust Power borrowed $80,800 from First Insurance Funding to finance its insurance policies. The total of premium, taxes and fees aggregated to $101,000, of which an initial down payment of $20,200 was paid by Stardust Power, and the balance financed through First Insurance Funding. The loan had an annual percentage rate of 8.25% and was payable in 10 instalments through September 21, 2024. As at December 31, 2024 and December 31, 2025, the loan was fully repaid.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt was payable in monthly instalments of $44,162 per month for 11 months. Payments included a stated interest rate of 8.46% and was secured against a lien on the insurance policy. As at December 31, 2025, the loan was fully repaid.

On August 5, 2025, the Company entered into a financing agreement of $407,500 with AFCO Insurance Premium Finance to fund the purchase of an insurance policy. The Company made a down payment of $70,256 at the inception of the agreement, and the remaining balance was financed through AFCO. The loan is payable in 10 monthly instalments of $35,125 each, beginning on September 8, 2025, and includes interest at a stated annual rate of 7.5%. The loan is secured by a lien on the related insurance policy. As of December 31, 2025, the carrying amount was $205,403.

SAFE notes and 2024 convertible notes

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

The SAFE notes were classified as liabilities based on evaluating characteristics of the instruments and were presented at fair value as non-current liabilities in the Company’s consolidated balance sheet.

The SAFE notes provided Legacy Stardust Power an option to call for additional preferred stock up to 25,000,000 based on the contingent event of SAFE note conversion and notice issued by the Stardust Power board of directors (the “Board”), and achievement of certain milestones, for up to 42 months following such conversion. This feature was determined to be an embedded feature and was valued as part of the liability value associated with the instrument as a whole. Additionally, the SAFE notes provided the investor certain rights upon an equity financing, change in control or dissolution as described in Note 11 of the consolidated financial statements of the Company. The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that were not SAFE notes and/or pari preferred equity.

On March 21, 2024, Legacy Stardust Power entered into a financing commitment and equity line of credit agreement with American Investor Group Direct LLC (“AIGD”). The agreement replaced the above contingent commitment feature of the SAFE notes with granting Legacy Stardust Power an option to drawdown up an additional $15,000,000 on terms similar to existing SAFE notes prior to the First Effective Time. On April 24, 2024, Legacy Stardust Power amended and restated the August 2024 SAFE note and the November 2024 SAFE note. On May 1, 2024, Legacy Stardust Power amended and restated the February 2024 SAFE note. These amendments clarified the conversion mechanism in connection with the Business Combination. In accordance with the terms of the convertible equity agreements, immediately prior to the First Effective Time, the cash received pursuant to the SAFE note agreements automatically converted into 63,692 shares of Combined Company Common Stock.

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement for $2,000,000 with AIGD. Further, Legacy Stardust Power entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, entered into based on similar terms to the AIGD convertible equity agreement. In accordance with the terms of the convertible equity agreements, immediately prior to the First Effective Time, the cash received pursuant to the convertible equity agreements automatically converted into 25,722 shares of Combined Company Common Stock.

Short-term loans

In December 2024, the Company entered into a binding Term Sheet (“Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Endurance Maturity Date”). The Endurance Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Endurance Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, as defined in the Endurance Term Sheet with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Endurance Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Investor Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (collectively, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). The proceeds of the Investor Loans are expected to be used by the Company for general corporate and working capital purposes. The Investor Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Investor Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to the Investors an aggregate of $2,700,000 in Common Stock as an Equity Kicker, as defined in the Investor Term Sheet with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Investor Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Investors shall be no less than an aggregate of 36,000 shares. In addition, the Investors received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to the Investors.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Year ended December 31, 2025	Year ended December 31, 2024	Change
Net cash used in operating activities	$(8,275,679)	$(9,719,714)	$1,444,035
Net cash used in investing activities	(3,400,462)	(4,791,363)	1,390,901
Net cash provided by financing activities	14,243,718	14,151,827	91,891
Net change in cash	$2,567,577	$(359,250)	$2,926,827

Cash Flows Used in Operating Activities

For the year December 31, 2025, net cash used in operating activities was $8,275,679, consisting of a $15,723,636 net loss, adjusted for $7,157,527 in non-cash charge for change in fair value of investments, common stock issued for the make whole provision, warrant liability and earnout shares, stock based compensation, amortization of the 2025 convertible note issuance costs, gain on extinguishment of liability due to credit received from vendor, loss on sale of IRIS Metals investment, loss on write off of promissory notes and deposit, and depreciation and a $290,430 net change in operating assets and liabilities, primarily driven by increase in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we ramped up operations during this period, and an increase in prepaid expenses.

For the year December 31, 2024, net cash used in operating activities was $9,719,714, consisting of a $23,753,863 net loss, adjusted for $15,515,723 non-cash charge for change in fair value of SAFE notes, 2024 convertible notes, investments, warrant liability, earnout shares, stock based compensation, finance charges and depreciation and a $1,481,574 net change in operating assets and liabilities, primarily driven by decrease of $1,433,575 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, and an increase of $47,999 in prepaid expenses.

Cash Flows Used in Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $3,400,462, primarily representing $3,949,608 on account of capital project costs incurred for FEL-3 study related to construction of the refinery, $16,619 for land purchase, and $4,490 used for the purchase of computer and equipment. The increase was partially offset by cash proceeds from the sale of IRIS Metals investment by $570,255.

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

Cash Flows Provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $14,243,718 related primarily to gross proceeds from consummation of public offerings of $10,270,400, cash received from issuance of 2025 convertible notes of $3,792,500, gross proceeds from a warrant inducement transaction of $2,971,040, proceeds from PIPE of $125,000, proceeds from short term loan of $337,244 and common stock issuance proceeds of $2,133,697 partially offset by repayment of short-term loans of $3,940,393, payment of transaction costs associated with public offering and warrant inducement of $1,343,832 and warrant exchange of $75,000 and payment of deferred transaction cost of $25,000.

For the year ended December 31, 2024, net cash provided by financing activities was $14,151,827 related primarily to proceeds from closing of the Business Combination including issuance of PIPE shares of $11,639,088, cash received from issuance of 2024 convertible notes of $2,100,000, proceeds from short-term loans from several investors of $2,060,000, proceeds from short-term loan from related parties of $2,000,000, exercise of warrants of $1,561,655, proceeds from PIPE of $425,000, proceeds from issuance of common stock of $260,927 and SAFE notes of $200,000, partially offset by deferred Business Combination transaction costs of $4,167,323, repayment of sponsor promissory notes of $1,562,834, and repayment of short-term loans of $324,415.

Operating and Capital Expenditure Requirements

The Company has not earned any revenue and has been operating at a loss since inception. The Company has an accumulated deficit and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue to finance operations over the next twelve months and is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next one year. Our intended capital requirements depend on many factors including the capital expenditure required to set up our Facility, and undertake all activities necessary to start commercial production, prices of capital equipment, and preliminary costs. In the future, it will depend on our expansion of acquiring new assets/sites to have access and potential ownership of raw material. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, over and above what we are intending to raise currently, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected and may not be able to continue our intended operations as a going concern.

Commitments and Contractual Obligations

The Company entered into an engineering agreement with Primero USA, Inc. for $4,724,690 to provide a FEL-3 report which was fully paid off subsequent to year end by funds generated through financing discussed previously. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for additional details regarding other contractual obligations and commitments as at December 31, 2025. While the Company has not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

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

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until consummation/completion of the proposed public offering. The Company has deferred $1,005,109 of related costs incurred towards the proposed public offering which was presented within current assets in the consolidated balance sheets as at December 31, 2023. During the year ended December 31, 2024, the Company deferred $6,496,114 of related costs incurred towards the public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital. The Company deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the public offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the year ended December 31, 2025. The Company deferred $25,000 of related costs incurred during the year ended December 31, 2025, towards the Purchase Agreement entered by the Company subsequent to year end with B. Riley Principal Capital II which are presented within current assets in the consolidated balance sheet as at December 31, 2025.

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

Earnout Share Liability, SAFE Notes, and 2024 Convertible Notes

We account for the earnout share liability, SAFE notes, and 2024 convertible notes in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging,” whereby it is accounted for as a liability which requires initial and subsequent measurements at fair value. This liability is subject to re-measurement at each balance sheet date until a triggering event, equity financing, change in control or dissolution occurs, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value estimate includes significant inputs not observable in market, which represents a Level 3 measurement within the fair value hierarchy. The valuation uses probabilities considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE notes and 2024 convertible notes will convert into certain preferred stock; (ii) a change in control where the SAFE note and 2024 convertible note holders will have an option to receive a portion of the cash and other assets equal to the purchase amount; (iii) a dissolution event where the SAFE notes and 2024 convertible note holders will be entitled to the purchase amount subject to liquidation priority and (iv) achievement of Combined Company Common Stock price targets, where the earnout share liability will convert into certain number of shares of Common Stock. The value of the instrument is likely to vary significantly based on the probability of each of the conversion scenarios that occurs, and management will reassess such probability at each reporting period. These probabilities will ultimately be factored into the valuation of the instrument and will require third party valuation experts to assist in the determination of this value. The changes in value of the instrument could impact the consolidated financial statements materially and therefore constitute a critical estimate. The balance of the SAFE Notes, and 2024 Convertible Notes as at December 31, 2025, were nil.

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

Segment Reporting

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single, common management team and our cash flows are reported and reviewed on a total-company basis.

Related Party Transactions

On September 18, 2024, the Company entered into a consulting agreement in the amount of $500,000 with DRE Chicago LLC, whose principal is Paramita Das. Ms. Das was onboarded as the Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, as discussed above, in December 2024, the Company entered into a binding term sheet with DRE Chicago LLC and other Investors, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, the Company agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company has fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to DRE Chicago. Ms. Das terminated her employment with the Company in November 2025 and is no longer considered a related party as of December 31, 2025.

As discussed above, in December 2024, the Company entered into a binding term sheet (“Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on March 2025 (the “Endurance Maturity Date”). In addition, the Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company fully repaid the principal amount, the accrued interest and issued the equity shares and warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semi-annual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of December 31, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and repaid the amount in full during the same month. The Company has accrued interest of $422 during the year ended December 31, 2025, on the drawn amount.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). At the closing of the Business Combination, Stardust Power acquired the net liabilities for GPAC II including the Private Warrants. Each Private Warrant entitles the holder to purchase one share of Common Stock at $115.0 per share. At December 31, 2025 there were 5,566,667 Private Warrants outstanding. As at December 31, 2025, the fair value of Private Warrants amounted to $556,110. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 100,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds$120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Combined Company Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As of December 31, 2025, the fair value of Sponsor Earnout Shares amounted to $4,700.

Subsequent Events

See Note 19 to our consolidated financial statements included elsewhere in this report for additional details regarding subsequent events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Framework

Market risk represents the risk of losses, or financial volatility in our operations, that may result from the fluctuations of various factors. The scope of our market risk, management policies and procedures is expected to include market-sensitive data related to interest rate, liquidity, input and selling prices.

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

Operational risk

The success of our plan requires us to be able to operationally deliver on the project plan and timelines as projected by management. In order to mitigate and control operational risk, we expect to develop policies and procedures that are designed to help identify and manage operational risk at appropriate levels throughout the organization. We also expect to have business continuity plans in place that we believe should cover critical processes on a company-wide basis, and redundancies are built into our systems as we deem appropriate. These control mechanisms will be designed to help confirm that operational policies and procedures are being followed and that our various businesses are operating within established corporate policies and limits. We are leveraging and intend to continue implementing established best practices for our industry to reduce operational risk.

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

Legal and regulatory risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation that we may suffer as a result of a failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulation in the various jurisdictions in which we conduct our business. We are in the process of setting up procedures that are designed to help promote compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales practices, potential conflicts of interest, anti-money laundering, privacy and recordkeeping. We also expect to establish procedures that are designed to require that our policies relating to ethics and business conduct are followed.

Market Risk Exposure

Interest Rate Risk

As of December 31, 2025, the Company did not have any significant risk for changes in interest rates.

Credit Risk

We are subject to credit risk with respect to our cash balances for those amounts in excess of the FDIC insured amount of $250,000. The Company has only one financial banking institution.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations for the year ended December 31, 2025, other than its impact on the general economy. However, we are currently operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly as we continue to invest in growth in our business. The principal inflationary factor affecting our business is higher costs. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stardust Power Inc. and Subsidiaries

Opinion on the consolidated financial statements

We have audited the accompanying consolidated balance sheets of Stardust Power Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 25, 2026

PCAOB ID - 2983

Stardust Power Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of December 31,
	2025	2024

ASSETS
Current assets
Cash	$3,480,151	$912,574
Prepaid expenses and other current assets	573,834	606,331
Deferred transaction costs	25,000	116,121
Promissory notes	-	502,838
Total current assets	$4,078,985	$2,137,864
Property and equipment, net	1,757,271	1,755,947
Capital project costs	5,354,493	3,320,403
Investment in equity securities	37,374	1,496,422
Other long-term assets	547,169	312,501
Total assets	$11,775,292	$9,023,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,305,096	$10,264,117
Accrued liabilities and other current liabilities	4,836,999	4,722,687
Current portion of early exercised shares option liability	1,122	1,814
Current portion of convertible note	933,022	-
Short-term loans from related parties (Note 16)	-	5,875,000
Short-term loans	205,403	4,133,552
Total current liabilities	$14,281,642	$24,997,170
Warrant liability	1,042,036	2,451,237
Advance from PIPE investor	-	425,000
Earnout liability	4,700	532,700
Convertible note	2,259,984	-
Early exercised shares option liability	613	2,814
Total liabilities	$17,588,975	$28,408,921

Commitments and contingencies (Note 4)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at December 31, 2025, and December 31, 2024	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 9,869,558 and 4,773,628 shares issued and outstanding as at December 31, 2025, and December 31, 2024, respectively(1)	975	460
Additional paid-in capital	62,527,926	33,232,704
Accumulated deficit	(68,342,584)	(52,618,948)
Total stockholders’ deficit	$(5,813,683)	$(19,385,784)

Total liabilities and stockholders’ deficit	$11,775,292	$9,023,137

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

	Year ended December 31, 2025	Year ended December 31, 2024
Revenue	$-	$-

General and administrative expenses	16,083,206 [1]	17,972,828 [1]
Operating loss	(16,083,206)	(17,972,828)
Other income (expenses)
Interest income	12,014	10,838
Interest expense	(186,903)[2]	(50,454)[2]
Finance charge	(333,055)[3]	(7,579,713)[3]
Change in fair value of sponsor earnout shares	528,000	4,076,200
Change in fair value of warrant liability	1,409,201	(511,342)
Change in fair value of investment in equity securities	(708,988)	(322,134)
Change in fair value of convertible notes	-	(471,400)
Change in fair value of SAFE notes	-	(955,000)
Loss on write off of promissory notes and deposit	(564,844)	-
Loss on sale of investment in equity securities	(179,805)	-
Gain on extinguishment of liability	383,950	-
Other income	-	21,970
Total other income (expenses)	359,570	(5,781,035)

Net loss	$(15,723,636)	$(23,753,863)

Net loss per share(4)
Basic	$(2.13)	$(5.55)
Diluted	$(2.13)	$(5.55)

Weighted average common shares outstanding(4)
Basic	7,385,168	4,282,194
Diluted	7,385,168	4,282,194

(1)	Includes related party amounts of nil and $143,057 for the year ended December 31, 2025, and December 31, 2024, respectively.
(2)	Includes related party amounts of $58,651 and $20,937 for the year ended December 31, 2025, and December 31, 2024, respectively.
(3)	Includes related party amounts of nil and $3,875,000 for the year ended December 31, 2025, and December 31, 2024, respectively.
(4)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

For the year ended December 31, 2024
	Common Stock(1)		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2023	9,017,300	$87	$58,736	$(3,793,585)	$(3,734,762)
Retroactive application of recapitalization	32,482,472	3,936	(3,936)	-	-
Retroactive application of reverse stock split	(37,349,795)	(3,621)	3,621	-	-
Balance as at December 31, 2023	4,149,977	402	58,421	(3,793,585)	(3,734,762)
Net loss	-	-	-	(23,753,863)	(23,753,863)
Stock based compensation (Note 8)	-	-	9,750,511	-	9,750,511
Issuance of common stock	5,583	1	268,997	-	268,998
Synthetic at-the-market (“ATM”) commitment fee	6,369	1	499,999	-	500,000
Transfer from early exercised stock liability on vesting	-	3	2,352	-	2,355
Repurchase of unvested early exercise stock options	(25,570)	-	-	-	-
Shares issued upon exercise of common stock warrants	13,580	1	1,626,618	-	1,626,619
Shares issued upon conversion of SAFE notes	63,692	6	6,367,194	-	6,367,200
Shares issued upon conversion of convertible notes	25,722	3	2,571,397	-	2,571,400
Issuance of common stock upon the reverse capitalization including PIPE financing, net of transaction costs	534,275	43	(5,483,062)	-	(5,483,019)
Transaction costs	-	-	(7,501,223)	-	(7,501,223)
Merger earnout shares (Note 3)	-	-	25,071,500	(25,071,500)	-
Balance as at December 31, 2024	4,773,628	460	33,232,704	(52,618,948)	(19,385,784)

For the year ended December 31, 2025
	Common Stock(1)		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2024	4,773,628	$460	$33,232,704	$(52,618,948)	$(19,385,784)
Net loss	-	-	-	(15,723,636)	(15,723,636)
Stock based compensation (Note 8)	-	-	7,635,403	-	7,635,403
Issuance of common stock	638,048	64	2,133,633	-	2,133,697
Synthetic at-the-market (“ATM”) commitment fee	35,753	3	157,312	-	157,315
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	479,200	48	4,591,021	-	4,591,069
Issuance of common stock upon warrant inducement, net of offering costs	479,200	48	2,798,151	-	2,798,199
Transfer from early exercised stock liability on vesting	-	3	1,297	-	1,300
Repurchase of unvested early exercise stock options	(24,449)	-	-	-	-
Issuance of common stock for settlement of RSU	246,570	26	(26)	-	-
Issuance of common stock to short- term loan holders (Note 7)	173,184	17	6,199,983	-	6,200,000
Issuance of common stock to vendor	15,000	1	80,611	-	80,612
Common stock payment proposed to vendor, but not issued	-	-	302,250	-	302,250
Issuance of common stock under license arrangement (Note 6)	50,000	5	342,995	-	343,000
Issuance of common stock to PIPE investors	12,850	1	549,999	-	550,000
Issuance of common stock from June 2025 public offering, net of offering costs	2,260,000	226	3,945,449	-	3,945,675
Issuance of common stock upon warrant exchange, net of offering costs	730,689	73	(75,073)	-	(75,000)
Fractional share adjustment due to reverse stock split	(115)	-	(345)	-	(345)
Fair value of equity classified warrants issued in connection with convertible notes, net of issuance costs	-	-	632,562	-	632,562
Balance as at December 31, 2025	9,869,558	975	62,527,926	(68,342,584)	(5,813,683)

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD, except number of shares)

	Year ended December 31, 2025	Year ended December 31, 2024
Cash flows from operating activities:
Net loss	$(15,723,636)	$(23,753,863)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	7,635,403	9,750,511
Gain on extinguishment of liability	(383,950)	-
Amortization of debt discount and debt issuance costs	33,068	-
Finance charges	-	6,807,702
Synthetic ATM commitment fee	-	500,000
Loss from change in fair value of common stock make-whole obligation	247,842	272,011
Loss on sale of investments	179,805	-
Change in fair value of investment in equity securities	708,988	322,134
Change in fair value of SAFE notes	-	955,000
Loss on write-off of promissory notes and deposit	564,844	-
Change in fair value of warrant liability	(1,409,201)	511,342
Change in fair value of 2024 convertible notes	-	471,400
Change in fair value of sponsor earnout shares	(528,000)	(4,076,200)
Non-cash marketing expense for proposed stock issuance to vendor	75,562	-
Depreciation expense	3,166	1,823
Loss on write off of deferred transaction cost	30,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	69,277	(47,999)
Accounts payable	(106,998)	(3,389,540)
Accrued liabilities and other current liabilities	328,151	1,955,965
Net cash used in operating activities	$(8,275,679)	$(9,719,714)
Cash flows from investing activities:
Capital project costs	(3,949,608)	(1,010,180
Land acquisition costs	(16,619)	(1,623,946)
Investment in equity securities	-	(1,600,000)
Proceeds from sale of investment in equity securities	570,255	-
Investment in other long-term assets	-	(50,000)
Purchase of property and equipment	(4,490)	(15,237)
Promissory notes issued	-	(492,000)
Net cash used in investing activities	$(3,400,462)	$(4,791,363)
Cash flows from financing activities:
Proceeds from stock issuance, net of repurchases	2,133,697	260,927
Payment of equity issuance costs	-	(32,601)
Proceeds from issuance of notes payable to related parties	250,000	-
Repayment of notes payable to related parties	(250,000)	-
Proceeds from short-term loan from related parties (Note 16)	-	2,000,000
Repayment of short-term loan from related parties (Note 16)	(2,000,000)	-
Proceeds from short-term loan	337,244	2,060,000
Repayment of short-term loan	(1,940,393)	(324,415)
Proceeds from advance received from PIPE investor	125,000	425,000
Proceeds from investor for issuance of SAFE notes	-	200,000
Proceeds from public offerings	10,270,400	-
Proceeds from warrant inducement exercises	2,971,040	-
Transaction costs associated with public offerings and warrant inducement	(1,343,832)	-
Proceeds from exercise of warrants	-	1,561,655
Proceeds from issuance of convertible notes and warrants, net of transaction costs	3,792,500	2,100,000
Deferred transaction costs paid	(25,000)	(4,167,323)
Proceeds from business combination and issuance of PIPE shares	-	11,639,088
Transaction costs associated with issuance of common stock upon warrant exchange	(75,000)	-
Repayment of sponsor promissory notes	-	(1,562,834)
Repurchase of unvested shares	(1,593)	(7,670)
Payments for fractional share adjustment due to reverse stock split	(345)	-
Net cash provided by financing activities	$14,243,718	$14,151,827

Net increase/(decrease) in cash	$2,567,577	$(359,250)
Cash at the beginning of the period	912,574	1,271,824
Cash at the end of the period	$3,480,151	$912,574

Supplemental disclosure for cash flow information:
Interest paid	$152,321	$16,055
Taxes paid	5,150	3,173

Supplemental disclosure of non-cash investing and financing activities:
Unpaid deferred transaction costs	$-	$3,354,121
Conversion of legacy SAFE notes	-	64
Conversion of legacy convertible notes	-	26
Sponsor earnout share liability	-	4,076,200
Issuance of common stock to Sponsor	-	400
Net liabilities assumed upon closing of business combination	-	14,638,215
Issuance of common stock to non-redeeming shareholders	-	13
Unpaid capital project costs	158,470	2,310,223
Unpaid land purchase costs	-	16,619
Commitment and other fees for synthetic ATM	157,315	500,000
Unpaid finance charge related to common stock issuance to lenders	-	567,031
Finance charge related to Equity Kicker	-	6,200,000
Reclass of advances to capital project costs	236,235	-
Unpaid public offering issuance costs	560,664	-
Incremental fair value of warrant inducement	2,108,480	-
Issuance of common stock to short- term loan holders	6,200,000	-
Issuance of common stock to PIPE investors	550,000	-
Issuance of common stock to vendor	80,612	-
Issuance of common stock under license arrangement	343,000	-
Discount on convertible notes	1,467,172	-

The accompanying notes are an integral part of these consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company” or “Stardust Power”) formerly known as Global Partner Acquisition Corp II, a Delaware corporation, is an American developer of battery grade lithium products, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 metric tpa of battery grade lithium.

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

On July 8, 2024 (the “Closing Date”), Legacy Stardust Power completed the business combination contemplated by the Business Combination Agreement (the “Business Combination”). GPAC II deregistered as a Cayman Islands exempted company and redomesticated in the State of Delaware as a Delaware corporation. As per the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation (the effective time of such merger being the “First Effective Time”). Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc.

The common stock (the “Common Stock”) and warrants of the Company are currently listed on Nasdaq under the symbol “SDST” and “SDSTW”, respectively.

As per the Business Combination Agreement:

●	Each share of common stock of Legacy Stardust Power (“Legacy Stardust Power Common Stock”) issued and outstanding immediately prior to the First Effective Time converted into the right to receive the number of shares of combined company (“Newco”) common stock (“Newco Stock”) equal to the merger consideration divided by the number of shares of the Company fully diluted stock (“per share consideration”).
●	Each outstanding option to purchase Legacy Stardust Power Common Stock (each a “Legacy Stardust Power Option”), whether vested or unvested, automatically converted into an option to purchase a number of shares of Newco Stock equal to the number of shares of Newco Stock subject to such Legacy Stardust Power Option immediately prior to the First Effective Time multiplied by the per share consideration.
●	Each share of Legacy Stardust Power Restricted Stock (as defined in the Business Combination Agreement) outstanding immediately prior to the First Effective Time converted into a number of shares of Newco Stock equal to the number of shares of Legacy Stardust Power Common Stock subject to such Stardust Power Restricted Stock multiplied by the per share consideration (the “Exchanged Company Restricted Common Stock”).
●	All outstanding redeemable public warrants and private warrants of GPAC II representing the right to purchase one Class A ordinary share were adjusted to represent the right to purchase one share of the Newco Stock.
●	All outstanding GPAC Class A (after redemptions) and Class B common shares were cancelled and converted into shares of the Newco Stock.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	As consideration for certain Class A ordinary shareholders entering into non-redemption agreements (“NRAs”) agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 12,777 ordinary shares of Stardust Power at a price per share of approximately $100.00 per share at closing of the Business Combination.
●	Additionally, the Combined Company issued 100,000 shares of Newco Stock to the Sponsor as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination. Fifty percent of the Sponsor Earnout Shares will vest when the volume-weighted average price (“VWAP”) of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period, or are otherwise forfeited. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested.
●	Additionally, the Combined Company will issue 500,000 shares of Newco Stock to the holders of Legacy Stardust Power as additional merger consideration that vest in the event that prior to the eighth anniversary of the closing of the Business Combination, the volume-weighted average price of Company Common Stock is greater than or equal to $120.00 per share for a period of 20 trading days in any 30-trading-day period or there is a change of control, or are otherwise forfeited.
●	Immediately prior to the closing of the Business Combination, the SAFE notes automatically converted into the 13,839 shares of Legacy Stardust Power Common Stock.
●	Immediately prior to the closing of the Business Combination, the 2024 convertible notes automatically converted into 5,588 shares of Legacy Stardust Power Common Stock.
●	Stardust Power issued 107,754 shares of Common Stock in exchange for $10,075,002 of cash in accordance with the terms of the PIPE Subscription Agreement (“PIPE”) in connection with the Business Combination.

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

Reverse Stock Split

On September 8, 2025, the Company effected a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of the Company’s Common Stock issued and outstanding were automatically converted into one new share of Common Stock. Proportionate adjustments were also made to (i) the exercise prices, and the number of shares underlying the Company’s outstanding equity awards, as applicable, (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, and (iii) the number of shares purchasable upon exercise, and/or the exercise prices, of the Company’s outstanding warrants to purchase shares of the Company’s Common Stock. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s Common Stock, per-share data and related information included in the accompanying consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2025, the Company has $3,480,151 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $15,723,636 for the year ended December 31, 2025. The Company has an accumulated deficit of $68,342,584 and stockholders’ deficit of $5,813,683 as of December 31, 2025. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

On October 7, 2024, the Company entered into a Common Stock Purchase Agreement (the “Prior B. Riley Purchase Agreement”) and a related Registration Rights Agreement (the “Prior B. Riley Registration Rights Agreement”, and together with the Prior B. Riley Purchase Agreement, the “Prior B. Riley Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”) to sell up to $50,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the Prior B. Riley Purchase Agreement, from time to time during the term of the Prior B. Riley Purchase Agreement. During the year ended December 31, 2025, the Company issued 638,048 shares of Common Stock aggregating to net proceeds of $2,069,685. (See Note 6). On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Purchase Agreement, as amended and the related Prior B. Riley Registration Rights Agreement. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted common stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of common stock (“Settlement Shares”) to B. Riley Principal Capital II and subsequent to the year end paid $157,314 cash to satisfy its obligation as per the terms of the Agreement (See Note 6).

Subsequent to year end, on February 12, 2026, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) and a related Registration Rights Agreement (the “B. Riley Registration Rights Agreement”, and together with the B. Riley Purchase Agreement, the “B. Riley Agreements”) with B. Riley Principal Capital II, the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193.

On January 27, 2025, the Company consummated a public offering of 479,200 shares of Common Stock and accompanying warrants to purchase up to 479,200 shares of Common Stock at a public offering price of $12.00 per share and warrant with an exercise price of $13.00 generating aggregate gross proceeds of approximately $5,750,400 before offering expenses (See Note 6).

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share, generating aggregate gross proceeds of approximately $2,971,040 before related expenses. In connection with such exercise, the Company agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of common stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules (See Note 6). On October 30, 2025, the Exercising Holder and the Company entered into a ‘Securities Exchange Agreement’ (the “Exchange Agreement”) and agreed to exchange the 958,400 outstanding Inducement Warrants for 730,689 shares of Common Stock, with no other payment or any other additional consideration from the investor (See Note 6).

On June 18, 2025, the Company consummated a public offering of 2,150,000 shares of Common Stock at a public offering price of $2.00 per share, generating aggregate gross proceeds of approximately $4,300,000 before offering expenses. On June 25, 2025, the Company consummated the partial exercise of over allotment of the public offering, of 110,000 shares of Common Stock at a public offering price of $2.00 per share, generating additional aggregate gross proceeds of approximately $220,000 before offering expenses (See Note 6).

On December 23, 2025, the Company entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares. (the “Lind Warrant Shares”). After deducting a commitment fee of $100,000 and other transaction-related costs, the Company received net cash proceeds of approximately $3,792,500 (See Note 12).

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Significant Accounting Policies

Significant Risks and Uncertainties Including Business and Credit Concentrations

The Company is a newly incorporated company and has yet to construct its Facility and commence production. As a result, the Company has a limited operating history upon which to evaluate the business and future prospects, which subjects it to a number of risks and uncertainties, including the ability to plan for and predict future growth. Since the Company’s founding, and the acquisition of the land for the establishment of the Facility, the Company has made significant progress towards site due diligence, engineering and techno-economic analysis for assessing suitability of the land and location. The refinery designs, brine extraction and transportation process of the Facility, process configurations, and control system of the Facility are representative of an industrial-scale battery-grade lithium production facility.

The Company expects that it will need to raise additional capital to support its development and commercialization activities. Significant risks and uncertainties to the Company’s operations include failing to secure additional funding and the threat of other companies developing and bringing to market similar technology at an earlier time than the Company.

The Company’s cash balance is held at one financial institution. As such, as at December 31, 2025, cash held with the financial institution exceeded federally insured limits.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Transaction Costs

In accordance with ‘Codification of Staff Accounting Bulletins – Topic 5: Miscellaneous Accounting A. Expenses of Offering’ (“SAB Topic 5”), public offering related costs, including legal fees and advisory and consulting fees, are deferred until the consummation/completion of the proposed public offering. The Company has deferred $1,005,109 of related costs incurred towards the proposed public offering which was presented within current assets in the consolidated balance sheets as at December 31, 2023. During the year ended December 31, 2024, the Company deferred $6,496,114 of related costs incurred towards the public offering. After the consummation of the Business Combination, costs allocated to equity-classified instruments amounting to $7,501,223 were recorded as a reduction to additional paid-in capital. The Company deferred $116,121 of related costs incurred towards the proposed public offering which are presented within current assets in the consolidated balance sheet as at December 31, 2024. The Company consummated the public offering on January 27, 2025. After the consummation of the public offering, costs allocated to equity-classified instruments amounting to $86,121 were recorded as a reduction to additional paid-in capital. The remaining deferred costs of $30,000 attributable to a separate proposed offering was expensed as the transaction did not materialize during the year ended December 31, 2025. The Company deferred $25,000 of related costs incurred towards the B. Riley Purchase Agreement entered by the Company subsequent to year end with B. Riley Principal Capital II which are presented within current assets in the consolidated balance sheet as at December 31, 2025.

Debt Issuance Costs

Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and commitment fees. Such costs are deferred and amortized over the term of the related credit arrangements using a method that approximates the effective interest method. Debt issuance costs are included in the consolidated balance sheets as a direct deduction from the carrying amount of long-term debt and are included in Interest expense in the consolidated statements of operations. The payment of debt issuance costs is recorded under financing activities in the consolidated statements of cash flows.

Capital Project Costs and Property and Equipment, net

The Company had an exclusive option purchase agreement with the City of Muskogee, Oklahoma for 66 acres of undeveloped tract (excluding wetlands and creeks). On January 10, 2024, the Company entered into an agreement to exercise the option and purchase the land for an amount of $1,662,030. The Company capitalized an additional $78,535 as land for costs incurred for obtaining permits and title. On December 16, 2024, title to the land was transferred to the Company’s name. The Company capitalized $3,320,403 towards capital project costs related to front-end loading and environmental studies done for setting up the refinery during the year ended December 31, 2024. During the year ended December 31, 2025, the Company capitalized an additional amount of $2,034,090 towards capital project costs. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Measurement

ASC 820, “Fair Value Measurement”, defines fair value as the amount at which an instrument could be exchanged in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy based on the inputs used to measure fair value. The fair value hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect management’s assumptions that market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. There are three fair value levels in the fair value hierarchy based upon the level of inputs that are significant to fair value measurement:

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

At the inception of a contract, the Company performs an assessment of whether the contract is, or contains, a lease. The assessment is based on whether: (1) the contract involves the use of a distinct identified asset, (2) the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the term of the contract, and (3) the Company the right to direct the use of the asset.

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

The Company has entered into a lease agreement with Tower Lake LLC, for office space. The Company has not recognized any ROU asset and lease liability pursuant to this lease as it is a short-term lease. The Company recorded rent expense of $31,242 and $31,242 for the year ended December 31, 2025, and 2024, respectively in the consolidated statements of operations.

Subsequent to year end, in February 2026 the Company entered into a two-year sublease agreement with Chesmar Homes, LLC, for office space located in Houston, Texas. The monthly base rent under the agreement is $8,761 and the Company paid a security deposit of $17,523.

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

Stock-Based Compensation

The Company accounts for stock options, restricted share awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), to employees, consultants and other advisors, and directors based on their estimated fair value on the date of grant. The fair value of the Company’s stock options is measured based on the grant-date fair value which is calculated using a Black-Scholes option pricing model. The Company evaluates the assumptions used to value option awards upon each grant of stock options. At the election of the grantees, the stock options granted by the Company are early exercisable at any time from the date of grant but are subject to a repurchase right, under which the Company may buy back any unvested shares in the event of an employee’s termination prior to full vesting at lower of original exercise price or fair market value as on the date the Company delivers the Repurchase Notice. The consideration received for an early exercise of an unvested option is considered as deposit of the exercise price and the related amount is recorded as a liability. The liabilities are reclassified into common stock and additional paid-in capital as the awards vest. The shares are included in common stock on the consolidated statements of stockholders’ equity (deficit) as at December 31, 2025, and 2024, and are not included in the calculation of basic net loss per share attributable to common stockholders for the year ended December 31, 2025, and December 31, 2024. However, the early exercised shares are included in calculation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2025, and for the period ended December 31, 2024, to the extent they are not anti-dilutive.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual consolidated financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 in 2025, with prospective application. See Note 18- Income Taxes for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

With the exception of those listed below, the Company has reviewed the accounting pronouncements issued during the year ended December 31, 2025, and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

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

Immediately following the Business Combination, there were 4,773,665 shares of Common Stock outstanding with a par value of $0.0001 per share. The above includes 100,000 Sponsor Earnout Shares which were also issued at closing. While the Earnout Shares are legally issued and restricted, they are not considered outstanding for accounting purposes until resolution of the earnout contingency. Additionally, there were 5,566,667 Private Placement Warrants (defined below) and 4,999,929 of the Company’s detachable redeemable warrants and distributable redeemable warrants (the “Public Warrants”) outstanding representing a right to purchase 1,056,659 Newco Stock.

Immediately prior to the closing of the Business Combination, the total number of Legacy Stardust Power ordinary shares issued and outstanding was 901,730. Further, as consideration for certain Class A ordinary shareholders entering into NRAs agreeing not to redeem or to reverse any redemption demands previously submitted, the Company issued 12,777 Class A ordinary shares of Stardust Power. The shares are fully vested, nonforfeitable equity instruments.

Pursuant to the Business Combination Agreement, the former owners of Legacy Stardust Power were granted and will have the ability to earn, in the aggregate, an additional 500,000 shares of Common Stock (“Merger Earnout Shares”) if the daily volume weighted average price of the Common Stock is greater than or equal to $120.00 for any 20 trading days within a 30 trading day period (or a change of control of the Company occurs), during the period commencing on the Closing Date and ending on the eighth anniversary of the Closing Date. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Merger Earnout Shares. Accordingly, we determined that the Merger Earnout Shares are not within the scope of ASC 718. Further, since the Merger Earnout Shares represent a freestanding equity-linked financial instrument, we evaluated the requirements of ASC 480 and concluded that the Merger Earnout Shares should not be classified as a liability and instead is a financial instrument within the scope of ASC 815.

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

The Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

Market price of public stock	$97.4
Expected term (years)	8 years
Volatility	60.00%
Risk-free interest rate	4.25%
Dividend rate	0.00%

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of Common Stock issued and outstanding immediately following the consummation of the Business Combination were:

Stardust Power rollover equity (1)(2)	4,239,392
GPAC II public shareholders (3)(4)	13,742
Sponsor (5)(6)	400,000
PIPE (7)	107,754
Non-redemption shares (8)	12,777
Total Shares issued and Outstanding	4,773,665

(1)	Includes eight shareholders, whose shares are not subject to lock-up or transfer restrictions.
(2)	Includes (i) 89,413 shares of Combined Company Common Stock issued in exchange for shares of Legacy Stardust Power Common Stock with the conversion of the SAFE notes and convertible equity agreements and (ii) 4,149,977 shares of Combined Company Common Stock issued in accordance with the Business Combination Agreement underlying the Exchanged Company Restricted Common Stock.
(3)	Excludes 4,999,929 Public Warrants that converted automatically into 10 warrants exercisable for one share of Common Stock.
(4)	Reflects the reclassification of $1,564,086 of cash held in trust account, after reversal of redemptions of 288 shares at $113.8 per share, post June 30, 2024, resulting in a net increase of $1,564,086, net of redemptions, in cash.
(5)	Excludes 5,566,667 Private Placements Warrants that converted automatically into 10 warrants exercisable for one share of Common Stock.
(6)	Includes 100,000 Sponsor Earnout Shares (as defined in the Business Combination Agreement). While the Earnout Shares are legally issued, they are subject to forfeiture based on vesting conditions not being met. (See Note 17).
(7)	Reflects the receipt of $10,075,002 of PIPE proceeds resulting in issuance of 107,754 shares with the corresponding impact of $108 in Combined Company Common Stock and the balance impact being booked to additional paid-in capital.
(8)	Includes 12,777 shares of Combined Company Common Stock issued to GPAC II shareholders entering into NRAs.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 100,000 shares to Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, we determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares will be classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout shares will be reflected in the consolidated statements of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. The Company did not perform a fair valuation of expected earnout consideration using the Monte Carlo method as of December 31, 2025, as the Company determined that change in fair value is deemed immaterial to the fair value of earnout consideration. As at December 31, 2025, and 2024, the fair value of Sponsor Earnout Shares amounted to $4,700 and $532,700, respectively.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

	March 31, 2025	December 31, 2024
Market price of public stock	$4.71	35.8
Expected term (years)	7.27 years	7.52 years
Volatility	75.00%	65.00%
Risk-free interest rate	4.10%	4.50%
Dividend rate	0.00%	0.00%

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

On August 4, 2024, the Company entered into an engineering agreement (the “Primero Agreement”) with Primero USA, Inc. (“Primero”) pursuant to which Primero agreed to provide certain engineering, design and consultancy professional services, including to assist in procurement of major equipment, engage relevant third parties for construction and provide a FEL 3 report of the Company’s Facility at Southside Industrial Park, in Muskogee, Oklahoma. The total amount due pursuant to the Primero Agreement, assuming full performance, was approximately $4,724,690 in the aggregate, subject to customary potential adjustments. As at December 31, 2025, and December 31, 2024, the total performance pending to be performed and billed by Primero is nil and $1,855,911, respectively.

On February 7, 2025 (the “License Agreement Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc. a Delaware corporation (“KMX”). Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for use in the Company’s refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the License Agreement on the terms and conditions set forth therein.

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent (“LCE”) in the form of lithium chloride. The lithium chloride is sourced from the Prairie Lithium Project in Saskatchewan, Canada and will be used as feedstock at Stardust Power’s lithium processing facility in Muskogee, Oklahoma. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six year terms.

On October 31, 2025, the Company entered into a non-binding letter agreement with Mandrake Resources Limited (“Mandrake”), an Australia-based company, for the supply of 7,500 metric tons per annum of LCE in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

Legal proceedings

From time to time we may be involved in certain legal and regulatory proceedings, as well as demands, investigations and claims that arise in the ordinary course of our business. The ultimate outcome of any litigation is often uncertain, and unfavorable outcomes could have a negative impact on our results of operations and financial condition. We make a provision for a liability relating to legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In our opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect our future financial position, results of operations, or cash flows, or all in a particular period.

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC v. Stardust Power, Inc., Case No: 654037/2025. The complaint names the Company as a defendant, and alleges among other things, that the Company breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On September 19, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. The action is proceeding to the discovery stage and for further proceedings. The Company plans to vigorously defend against the lawsuit.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets	December 31, 2025	December 31, 2024
Prepaid expenses	$548,524	$358,331
Deposit	10,000	246,235
Other current assets	15,310	1,765
Total	$573,834	$606,331

Property and equipment, net	December 31, 2025	December 31, 2024
Land	$1,740,565	$1,740,565
Computer and equipment	21,701	17,211
Property and equipment, gross	1,762,266	1,757,776
Accumulated depreciation	(4,995)	(1,829)
Total	$1,757,271	$1,755,947

Depreciation expense was $3,166 and $1,823 for the year ended December 31, 2025, and December 31, 2024, respectively.

Other long-term assets	December 31, 2025	December 31, 2024
Non-current portion of prepaid expense	$547,169	$262,501
Long-term deposit	-	50,000
Total	$547,169	$312,501

Accounts payable	December 31, 2025	December 31, 2024
Vendors	$8,292,335	$10,259,060
Due to employees	12,761	5,057
Total	$8,305,096	$10,264,117

Accrued liabilities and other current liabilities	December 31, 2025	December 31, 2024
Accrued expenses	$1,748,808	$1,787,985
Capital market advisory fees	1,419,388	1,500,000
Personnel related liabilities	1,667,247	1,400,141
Accrued interest	1,556	34,561
Total	$4,836,999	$4,722,687

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At December 31, 2025, the Company had 9,869,558 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of December 31, 2025, is approximately 67,000 shares of Common Stock related to shares issued to a vendor and restricted stock units that vested in 2025, but have not yet been settled and issued. As of December 31, 2024, the Company had 4,773,628 shares of common stock, par value $0.0001, issued and outstanding.

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into the Prior B. Riley Agreements. Pursuant to the Prior B Riley Agreements, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, LLC up to the lesser of (i) $50.0 million of Common Stock, and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the 36-month term of the Prior B. Riley Agreements. Under the applicable NASDAQ rules, the Company may not issue to B. Riley Principal Capital II under the Prior B. Riley Agreements more than 9,569,700 shares of Common Stock, which number of shares is equal to 19.99% of the common shares outstanding immediately prior to the execution of the Prior B. Riley Agreements unless certain exceptions are met (the “Exchange Cap”). The purchase price of the shares of common stock were determined by reference to the VWAP of the common stock during the applicable purchase date, less a fixed 3% discount to such VWAP. Additionally, B. Riley Principal Capital II cannot acquire shares that would result in its beneficial ownership exceeding 4.99% of Stardust Power’s outstanding shares. The Exchange Cap does not apply if the average share price exceeds $77.020 per share but will remain in place if this threshold is not met and stockholder approval is not obtained. The Company evaluated this common stock purchase agreement to determine whether they should be accounted for considering the guidance in ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”) and concluded that it is an equity-linked contract that does not qualify for equity classification, and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of December 31, 2024.

Upon executing the Prior B. Riley Agreements, the Company also issued 6,369 shares of Common Stock called Commitment Shares to B. Riley Principal Capital II, LLC as a consideration for this agreement. These shares, valued at $78.5 each (based on Nasdaq’s closing price on October 4, 2024), represent 1.0% of B. Riley Principal Capital II’s $50 million purchase commitment under the agreement. The cost of this on the effective date of the purchase agreement was $500,000 and is a component of finance charges in the accompanying consolidated statements of operations for the year ended December 31, 2024. Regarding the aforementioned commitment shares, the Prior B. Riley Agreements specifies the following:

a)	If B. Riley Principal Capital II’s resale of the Commitment Shares yields less than $500,000 by specified dates, the Company may need to pay up to $500,000 in cash (“make-whole” payment)
b)	No cash payment will be made if B. Riley Principal Capital II net proceeds from reselling the shares meet or exceed $500,000.
c)	If B. Riley Principal Capital II’s resale proceeds exceed $500,000, it will pay the Company 50% of the amount above $500,000.

Under the terms of the Prior B. Riley Agreements, if the aggregate proceeds received by B. Riley Principal Capital II from its resale of the Commitment Shares is less than $500,000 then, upon notice by B. Riley Principal Capital II, the Company must pay the difference between $500,000, and the aggregate proceeds received by B. Riley Principal Capital II from its resale of the Commitment Shares. On December 31, 2024, the fair market value of the Commitment Shares was $227,989. Therefore, the Company’s make-whole obligation was $272,011, and this amount was recorded in Accrued expenses and other current liabilities in the accompanying consolidated balance sheet as at December 31, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company agreed to reimburse B. Riley Principal Capital II, LLC an amount of $75,000 for legal fees related to the Prior B. Riley Agreements, with $25,000 paid upfront and $50,000 withheld by B. Riley Principal Capital II, LLC from 50% of the purchase price of shares acquired in initial and subsequent purchases under the agreement until the full amount is covered. If the $50,000 is not fully withheld by December 31, 2025, or upon agreement termination, the Company must pay the remaining balance in cash. Additionally, the Company will reimburse up to $5,000 per fiscal quarter for B. Riley Principal Capital II, LLC’s legal fees related to due diligence and related matters.

The Company issued 638,048 shares of Common Stock through December 31, 2025, aggregating to net proceeds of $2,069,685 under the Prior B. Riley Agreements.

On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Agreements. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted common stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing that the Company is currently working on with the Investor or its affiliate, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of common stock (“Settlement Shares”) to B. Riley Principal Capital II to satisfy one-third of the make-whole payment as per the terms of the Agreement. As of December 31, 2025, the fair value of the Settlement Shares was $109,405 which was less than one-third of the make whole obligation of $157,315. Accordingly, the Company recorded an accrual of $47,910 representing the differential between the fair value of the Settlement Shares as of December 31, 2025, and one-third of the make-whole obligation. As of December 31, 2025, the total make-whole obligation balance amounted to $362,538 and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The change in the fair value of the make-whole obligation is recorded as a component of finance charges in the accompanying consolidated statements of operations for the year ended December 31, 2025.

Subsequent to year end, on February 12, 2026, the Company entered into the B. Riley Agreements with B. Riley Principal Capital II, the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Purchase Agreement. As of the date of this filing, the Company has issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193. The Company is currently evaluating the appropriate accounting treatment for the B. Riley Agreements.

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

On March 16, 2025, the Company entered into the Inducement Letter with the Exercising Holder providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share. In order to further incentivize the early exercise of these outstanding warrants, the Company also agreed to issue Inducement Warrants to purchase up to 958,400 shares of Common Stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules. Pursuant to the Inducement Letter, the warrant holders exercised the outstanding warrants on March 18, 2025, and the Company received gross proceeds of $2,971,040 before cash offering expenses of $172,841. In connection with the Inducement Letter, the Company entered into a financial advisory services agreement with the placement agent, pursuant to which the Company agreed to pay a cash fee of 4% of the cash proceeds raised in the offering, in addition to reimbursement for certain expenses.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 30 2025, the Company entered into the Exchange Agreement with the Exercising Holder. Pursuant to the Exchange Agreement, the Exercising Holder agreed to irrevocably exchange the Warrant Shares, for newly issued shares of Common Stock at an exchange ratio of 1.31 Warrant Shares for 1 share of Common Stock, resulting in the issuance to the Exercising Holder of 730,689 shares of Common Stock at closing with no other payment or any other additional consideration from the investor. At the Closing, the Existing Warrants were surrendered for cancellation, deemed automatically cancelled and retired in full, and all rights, liabilities and obligations thereunder were discharged in full. In connection with the Exchange Agreement, the Company incurred a fee of $75,000 that was incremental and directly attributable to the execution of the warrant exchange transaction which resulted in the issuance of common stock. This fee was settled in cash and recorded as a reduction to APIC during the year ended December 31, 2025.

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

KMX Licensing Agreement

On February 7, 2025 the Company executed the License Agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated KMX VMD Units for use in the Company’s refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. As a consideration for this license, the Company agreed to pay KMX a royalty comprised of 50,000 shares of Company Common Stock. The securities are being offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and/or Regulation D promulgated thereunder, as a transaction not involving a public offering.

As of the License Agreement Effective Date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company initially recognized a liability of $343,000 as other long-term liabilities, with a corresponding debit recorded as other long-term assets on the consolidated balance sheet as of December 31, 2025. On April 24, 2025, the Company issued the 50,000 shares of Common Stock to KMX in accordance with the terms of the License Agreement. As a result, the liability has been settled and the corresponding amounts were credited to equity and APIC as of December 31, 2025.

Private Placement Agreement

On December 31, 2024, the Company entered into binding term sheets with certain investors (“2024 Investors”) pursuant to which the Company has agreed to sell, and the 2024 Investors have agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The 2024 Investors have agreed to purchase, and the Company has agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each 2024 Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such 2024 Investor in the Private Placement, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from certain 2024 Investors. The Company had accounted for this as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 12,850 shares of Common Stock and 64,251 Warrants to the investors.

Vendor shares issuance, pending settlement

On October 30, 2025, the Company approved issuance of 65,000 shares of common stock to a vendor for services to be rendered over a period of 12 months. The shares fully vested upon issuance and will be expensed as services are received. The Company recognized consulting expense of $75,562 for the year ended December 31, 2025, and a prepaid expense of $226,688 as of December 31, 2025. The corresponding amounts were recorded as an increase to additional paid-in capital. The shares had not been issued as of December 31, 2025.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – SHORT-TERM LOAN

Insurance funding borrowing

On August 5, 2025, the Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a downpayment of $70,256, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $35,125 per month for 10 months. Payments include a stated interest rate of 7.5% and are secured against a lien on the insurance policy. The carrying amount of $205,403 and nil is included as Short-term Loan Liability on the accompanying consolidated balance sheets as on December 31, 2025, and December 31, 2024, respectively. The Company recognized interest expense of $9,795 on the accompanying consolidated statements of operations for the year ended December 31, 2025.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company had made a downpayment of $44,162, which was applied to the loan amount at the time of the loan agreement. The debt was payable in monthly instalments of $44,162 per month for 11 months. Payments included a stated interest rate of 8.46% and were secured against a lien on the insurance policy. The debt was fully repaid in June 2025. The carrying amount of nil and $258,552 was included as Short-term Loan Liability on the accompanying consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively. The Company recognized interest expense of $5,067 and $14,876 on the accompanying consolidated statements of operations for the years ended December 31, 2025, and December 31, 2024, respectively.

On November 19, 2023, the Company entered into a financing agreement of $80,800 for the purchase of an insurance policy with First Insurance Funding. The debt was payable in monthly installments of $8,389 per month for 10 months. Payments included a stated interest rate of 8.25% and were secured against lien on the insurance policy. The debt was fully repaid on September 1, 2024, there was no balance outstanding as of December 31, 2025, and December 31, 2024, respectively. The Company recognized interest expense of nil and $2,369 on the accompanying consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024, respectively.

Other short-term loans

In December 2024, the Company entered into a binding Term Sheet (the “Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Endurance Maturity Date”). The Endurance Term Sheet contained customary representations and warranties and customary events of default. Pursuant to the Endurance Term Sheet, 550,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker, as defined in the Endurance term sheet with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Endurance Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock shall be no less than 50,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,750,000, which were be settled in cash along with a premium of $3,500,000 in the form of variable number of shares. The Equity Kicker $3,500,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $3,500,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which were settled through issuance of variable number of shares) as short-term loan. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with such private placement terms. During the year ended December 31, 2025, the Company repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (“Investor Term Sheets”) with several lenders including DRE Chicago LLC, a related party (collectively, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). The proceeds of the Investor Loans are expected to be used by the Company for general corporate and working capital purposes. The Investor Term Sheets contained customary representations and warranties and customary events of default. Pursuant to the Investor Term Sheets, an aggregate of approximately 340,000 shares of Company’s Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company agreed to issue to the Investors an aggregate of $2,700,000 in Common Stock as an Equity Kicker, as defined in the Investor Term Sheet with the price of each share being determined based on terms per the earlier to occur of (i) the consummation of a private placement offering of Company securities (in which case such issuance shall be on no less favorable terms than the terms of such private placement) and (ii) the Investor Maturity/ Repayment Date, provided that the minimum number of shares of Common Stock issued to the Investors shall be no less than an aggregate of 36,000 shares. The Company recorded the short-term loan as a liability and evaluated embedded features in accordance with the accounting guidance and determined that bifurcation is not required for any embedded feature. By analyzing the economic characteristics of the Equity Kicker terms, the unconditional obligation to transfer variable number of shares where the monetary value of the obligation is a fixed monetary amount known at inception is akin to a traditional debt arrangement with a principal of $1,800,000, which were settled in cash along with a premium of $2,700,000 in the form of variable number of shares. The Equity Kicker $2,700,000 was triggered by the private placement that occurred on December 31, 2024. Upon such occurrence, the Company has recorded the accretion impact of this premium of $2,700,000 as finance charges in the consolidated statements of operations for the year ended December 31, 2024, and has reported the obligation (which were settled through issuance of variable number of shares) as short-term loan. In addition, the Lenders received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with such private placement terms. During the year ended December 31, 2025, the Company repaid the principal amount of $1,800,000 along with accrued interest of $67,146 and issued 75,418 shares of Common Stock and 377,092 warrants to the Investors.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense of $103,938 and $33,208 towards other short-term loans on the accompanying consolidated statements of operations for the years ended December 31, 2025, and December 31,2024, respectively.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	December 31, 2025	December 31, 2024
Insurance funding loan	$205,403	$258,552
Short-term loans from related parties (See Note 16)	-	5,875,000
Other short-term loans	-	3,875,000
Total	$205,403	$10,008,552

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

Shares Issued at Inception

At March 16, 2023 (inception of Legacy Stardust Power), certain employees and service providers participated in the purchase of restricted Common Stock of Legacy Stardust Power aggregating to 253,123 shares. Out of the total, certain restricted stock vested immediately and remaining unvested restricted stock aggregating to 119,198 shares vests over 24 months subject to service conditions and accelerated vesting upon certain events. The agreements also contain a repurchase option noting that if the employee or service provider is terminated, for any reason, the Company has the right and option to repurchase the service provider’s unvested restricted Common Stock. Since all shareholders purchased the shares at par value and the shares had no incremental value beyond the par value as at that date, during the years ended December 31, 2024, and December 31, 2025, the stock-based compensation expense impact was insignificant. As at December 31, 2025, all the shares had been fully vested. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. The amount to be recorded as liabilities associated with shares issued with repurchase rights were immaterial as at December 31, 2025, and December 31, 2024.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock activity for the year ended December 31, 2025, and balances as at the end of December 31, 2025, were as follows:

	Common Stock
	Number of shares outstanding	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)
Unvested as of December 31, 2024	6,270	$0.00002	0.25
Granted	-	-
Vested	(6,270)	0.00002
Forfeited or cancelled	-	-
Unvested as of December 31, 2025	-	$-	-

2023 Equity Incentive Plan

At March 16, 2023, the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan and 230,112 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 115,056 shares of Common Stock. During the year ended December 31, 2025, there were no grants under the 2023 Equity Incentive Plan.

Stock Options

During October and November 2023, Legacy Stardust Power granted options for 227,810 shares of stock options under the 2023 Equity Incentive Plan: 218,606 options were granted to employees, and 9,204 options were granted to a consultant. The employee grants vest over a period of 3 to 5 years, and the consultant grant vests over 18 months. The options granted to both employees and the consultant were exercisable at the exercise price of $0.065.

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

During the year ended December 31, 2025, the Company repurchased 24,449 unvested shares that were granted to an employee under the 2023 Equity Incentive Plan at the original exercise price of $0.065.

The early exercised shares liability amounting to $1,735 and $4,628 is outstanding as at December 31, 2025, and December 31, 2024, respectively, and is presented under ‘Early exercised shares option liability’ on the consolidated balance sheet.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended December 31, 2025, and balances as at the end of December 31, 2025, were as follows:

	Stock Options
	Number of options	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2024	70,999	$5.60	2.58	$2,537,156
Granted	-	-
Vested	(19,990)	5.25
Forfeited	(24,449)	5.84
Unvested as of December 31, 2025	26,560	5.55	1.50	79,548

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $101,252 and $177,942 for the year ended December 31, 2025, and December 31, 2024, respectively.

As at December 31, 2025, total unvested compensation cost for stock options granted to employees not yet recognized was $142,940. The Company expects to recognize this compensation over a weighted average period of approximately 1.50 years.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

During April and June 2024, Legacy Stardust Power granted 202,498 restricted stock units (“2023 Plan RSUs”) to employees under the 2023 Equity Incentive Plan. These 2023 Plan RSUs are subject to a service-based vesting requirement, and a liquidity plus service-based vesting requirement, which is defined as completion of a go public transaction or a change in control. In order for any shares to vest, both the service-based vesting requirement and the liquidity plus service-based vesting requirement must be satisfied with respect to such shares. The liquidity conditions were met on July 8, 2024, upon consummation of the Business Combination, and therefore compensation expenses related to these awards began to be recognized in the year ended December 31, 2024, using a graded vesting method over the requisite service period.

Given the absence of a public trading market prior to the closing of the Business Combination, the Legacy Stardust Power board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent contemporaneous third-party valuations of common stock; (ii) the prices for the Company’s 2024 convertible notes sold to outside investors; (iii) the rights and preferences of convertible preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO, given prevailing market conditions. Subsequent to the closing of the Business Combination, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on Nasdaq on the date of grant.

RSU activity for the year ended December 31, 2025, and balances as at the end of December 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	100,484	$86.71
Granted
Vested	(45,923)	86.24
Forfeited
Unvested as at December 31, 2025	54,561	$87.10

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $ 3,788,720 and $ 6,789,594 for the year ended December 31, 2025, and December 31, 2024, respectively.

The total fair value of RSU’s vested during the year ended December 31, 2025, was $3,960,491. As at December 31, 2025, total unvested compensation cost for RSUs granted to employees not yet recognized was $1,526,262. The Company expects to recognize this compensation over a weighted average period of approximately 1.55 years.

In October 2024, one of the employees transitioned to a consultant role, under a Consulting Agreement. A Service Provider Letter dated November 27, 2024, confirmed his continued status under the Equity Incentive Plan. On December 31, 2024, his consulting agreement was terminated. Following the termination on December 31, 2024, as part of his severance benefits, 17,258 RSUs that were scheduled to vest on March 15, 2025, which otherwise would have been forfeited upon separation, were accelerated with vesting as on December 31, 2024.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2025, the Company granted employees (a) 48,871 RSUs which are subject to a service based vesting requirement, (b) 105,927 RSUs fully vested as of the date of grant to employees and (c) 8,918 RSUs fully vested as of the date of grant to consultants.

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

The fair value of common stock is based on the closing price of the Company’s common stock, as reported on the Nasdaq on the date of grant.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU activity for the year ended December 31, 2025, and balances as at the end of December 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	148,209	$115.11
Granted	163,716	4.93
Vested	(140,778)	25.28
Forfeited	(82,000)	116.20
Unvested as at December 31, 2025	89,147	$53.62

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $2,609,646 and $2,450,003 for the year ended December 31, 2025, and December 31, 2024, respectively.

The total fair value of RSU’s vested during the year ended December 31, 2025, was $3,559,416. As at December 31, 2025, total unvested compensation cost for RSUs granted to employees not yet recognized was 4,041,015. The Company expects to recognize this compensation over a weighted average period of approximately 2.73 years.

As at December 31, 2025, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $589,063. We expect to recognize this compensation over a period of approximately 2.71 years.

The estimated grant date fair value of the PSUs was determined using a Monte Carlo simulation valuation model. Assumptions used in the valuation were as follows:

Assumptions
Fair value of Common Stock	$116.2
Selected volatility	60%
Risk-free interest rate	3.42%
Contractual terms (years)	3.0

PSU activity for the year ended December 31, 2025, and balances as at the end of December 31, 2025, were as follows:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2024	50,658	$67.33
Granted	-
Vested	-	-
Forfeited	-	-
Unvested as at December 31, 2025	50,658	$67.33

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s consolidated statements of operations was $1,135,785 and $332,971 for the years ended December 31, 2025, and December 31, 2024, respectively.

As at December 31, 2025, total unvested compensation cost for PSUs granted to employees not yet recognized was $ 1,941,852. The Company expects to recognize this compensation over a weighted average period of approximately 1.71 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTING FOR WARRANT LIABILITY

The Company established the initial fair value of the Private and Public Warrants on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on December 31, 2025. Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. As at December 31, 2025, and December 31, 2024, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

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

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at December 31, 2025, and December 31 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At December 31, 2025	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$485,926	485,926	-	$-
Private placement warrants	556,110	-	556,110	-
Warrant liability	$1,042,036	485,926	556,110	$-

Description	At December 31, 2024	Quoted price in active markets (level 1)	Significant other observable input (level 2)	Significant other unobservable input (level 3)
Warrant liabilities
Public warrants	$1,143,071	1,143,071	-	$-
Private placement warrants	1,308,166	-	1,308,166	-
Warrant liability	$2,451,237	1,143,071	1,308,166	$-

At December 31, 2025, and December 31, 2024, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Placement Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the year ended December 31, 2025, and December 31, 2024.

NOTE 10 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QX Resources Limited (“QXR”), an Australian limited liability company whose ordinary shares are listed on the Australian Securities Exchange (“ASX”), for $200,000. This investment in the ordinary shares of QXR has been made for strategic purposes and specifically with an intention to gain access for conducting feasibility studies for the production of lithium products from the lithium brine surface anomaly identified over the 102 square-kilometer Liberty Lithium Brine Project in SaltFire Flat, California, for which QXR has a binding option to purchase agreement and operating agreement to earn a 75% interest from IGL (“the Earn-in Venture”). The Company is not a direct party to the Earn-in Venture and accordingly has no direct or indirect economic or controlling interest either in the Project or in any of the associated rights originating from the Earn-in Venture held by QXR. The Company will conduct feasibility studies to assess the lithium brine at its own cost and if successful, will have the option to execute a commercial off-take agreement with QXR for the supply of brine from the Project. No formal off-take agreement has been executed as at December 31, 2025. Further, no material expenses have been incurred towards the feasibility studies during the year ended December 31, 2025. All costs associated with the feasibility studies would be expensed as incurred.

The Company neither has a controlling financial interest nor does it exercise significant influence over QXR. Accordingly, the investment in QXR’s ordinary shares does not result in either the consolidation or application of equity method of accounting for the Company.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the consolidated statements of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $37,374 and $34,707 as at December 31, 2025 and December 31, 2024, respectively. The Company recognized a gain of $2,665 for the year ended December 31, 2025, and a loss of $183,849 for the year ended December 31, 2024, due to change in fair value of securities in the consolidated statements of operations. Further, this investment in securities has been disclosed outside of current assets on the consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business reasons as described above.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2024 Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the Australian securities exchange (“ASX”) for $1,600,000. This investment in the ordinary shares of IRIS Metals allows the Company to explore strategic partnership with, or investment in, IRIS Metals, including without limitation, a commercial off take arrangement for battery grade lithium production, financing or other investments in IRIS Metals or its affiliates. No formal off take agreement has been executed as at December 31, 2025. Further no material expenses have been incurred towards due diligence during the year ended December 31, 2025.

IRIS Metals’ ordinary shares are listed on the ASX with a readily determined fair value and changes in the fair value are recognized in the consolidated statements of operations. Accordingly, As of December 31, 2025, the Company no longer held any investment in IRIS Metals, compared to fair value of $1,461,715 as of December 31, 2024. The Company recognized a loss of $711,655 and $138,285 for the years ended December 31, 2025 and December 31, 2024, respectively, due to the change in fair value of securities, as reported in the audited consolidated statements of operations. During the year ended December 31, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all its investment in IRIS Metals for total proceeds of $570,255. The Company recognized a loss on sales of investments of $179,805 for the year ended December 31, 2025. The carrying amount of the shares sold was $750,060. As of December 31, 2025, the Company does not hold any investment in IRIS Metals.

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

The estimated fair value of the SAFE notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. Pursuant to the consummation of the Business Combination, the SAFE notes converted into 63,692 Common Stock shares of the Company and therefore no further fair valuation was required as at December 31, 2025, and at December 31, 2024. The SAFE notes had no interest rate or maturity date, description of dividend and participation rights. The liquidation preference of the SAFE notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not SAFE notes and/or pari preferred equity.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONVERTIBLE NOTES AND WARRANTS

2024 Convertible Notes

On April 24, 2024, Legacy Stardust Power entered into a convertible equity agreement (the “2024 Convertible Notes”) for $2,000,000 with AIGD. Further, the Company entered into separate convertible equity agreements with other individuals for a total of $100,000 in April 2024, based on similar terms to the AIGD convertible equity agreement. The 2024 Convertible Notes were classified as a liability based on evaluating characteristics of the instrument and were presented at fair value as a non-current liability in the Company’s consolidated balance sheets as at June 30, 2024. The estimated fair value of the 2024 Convertible Notes considered the timing of issuance and whether there were changes in the various scenarios since issuance. The 2024 Convertible Notes had no interest rate or maturity date, no description of Dividend and no participation rights. The liquidation preference of the 2024 Convertible Notes was junior to other outstanding indebtedness and creditor claims, on par with payments for other SAFE notes and/or preferred equity, and senior to payments for other equity of the Company that is not convertible and/or pari preferred equity.

Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity agreements, the 2024 Convertible Notes converted into 25,722 shares of the Company’s Common Stock and therefore no further fair valuation was required as at December 31, 2025, and December 31, 2024.

Lind 2025 Convertible Notes

On December 23, 2025, the Company entered into a Security Purchase Agreement (“SPA”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. At closing, the Company received gross proceeds of approximately $4,000,000 in exchange for issuing to Lind a Senior Secured Convertible Promissory Note with a principal amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant to purchase approximately 411,245 shares of the Company’s common stock (the “2025 Lind Warrant”). The Company received net cash proceeds of $3,792,500, after payment of a $100,000 commitment fee and $107,500 of legal fees.

The 2025 Convertible Note does not bear a stated rate of interest. The principal is repayable in twenty (20) consecutive monthly instalments of $240,000 each, commencing 120 days after the issuance date. The outstanding principal balance of 2025 Convertible Note shall be due and payable on December 23, 2027 (the “Maturity Date”). Each monthly instalment (each, a “Monthly Payment”) may, at the Company’s election, be satisfied in (i) cash (together with an additional cash payment of 4% of the amount paid in cash), (ii) shares of common stock (“Repayment Shares”), or (iii) a combination of cash and Repayment Shares. The number of Repayment Shares is determined by dividing the portion of principal being paid in shares by the Repayment Share Price, defined as 90% of the average of five (5) consecutive daily VWAP selected by Lind during the 20 trading days preceding the issuance of the Repayment Shares.

The 2025 Convertible Note is convertible at Lind’s option, from time to time, into shares of the Company’s common stock at a fixed conversion price of $5.837 per share, subject to certain anti-dilution and down-round adjustments, provided that no adjustment shall result in the conversion price that is less than $0.653 (the “floor price”). The floor price is further subject to periodic adjustment (the “adjusted floor price”), which is determined on every six months from the initial issuance date as the lower of (i) the then-current floor price and (ii) 20% of the lower of (a) the closing price of the Company’s common stock on the trading day immediately preceding the adjustment date and (b) the average closing price over a specified recent trading period. If the adjusted floor price is lower than the then-current floor price, the floor price is automatically reduced to such adjusted floor price.

Conversion of the note is subject to a 4.99% beneficial ownership limitation (which may be increased to 9.99% under certain conditions). In addition, the total number of shares issuable upon conversion is subject to limitations under applicable stock exchange rules (including the 19.99% cap) unless shareholder approval is obtained. If shareholder approval is not obtained within one year, any remaining outstanding balance of the note may be required to be settled in cash at the option of Lind in accordance with the terms of the note.

In the event that any amount payable by the Company under the 2025 Convertible Note is not paid when due, such amount shall accrue interest at a rate of 10% per annum, compounded annually, calculated on the basis of a 360-day year, from the due date until the date of payment. Accrued and unpaid amounts, including interest on overdue interest, shall become payable on demand.

The 2025 Convertible Note may be transferred or sold by Lind, subject to compliance with applicable laws and regulations. Additionally, Lind may pledge, hypothecate, or otherwise grant the Note as security for any obligations.

The 2025 Convertible Note may be prepaid in whole upon 10 days’ prior written notice. In the event of a prepayment notice, Lind may elect to convert up to one-third (1/3) of the then-outstanding principal at the lower of (i) the Conversion Price or (ii) the Repayment Share Price.

In addition, upon the occurrence of a change in control, Lind has the right to require the Company to prepay the note at an amount equal to the outstanding principal plus five percent (5%) of the Outstanding Principal Amount plus any other amounts owed under this Note. Such amount becomes payable immediately prior to the consummation of the change in control event.

The 2025 Convertible Note provides that if the Company’s common stock ceases to be listed on The Nasdaq Stock Market (or another national securities exchange), Lind (or its assignee) may deliver a demand for payment to the Company. Upon such demand, the Company is required, within 10 business days, to pay all outstanding principal under the Lind notes in cash, or, at Lind’s election, Lind may convert all or a portion of the outstanding principal at a conversion price equal to the lower of (i) the then-current Conversion Price and (ii) 80% of the average of the three (3) lowest daily VWAPs during the 20 trading days preceding delivery of the related conversion notice.

If the Company is unable to issue all of the shares required upon conversion of the 2025 Convertible Note because of insufficient authorized shares or due to legal, regulatory or exchange restrictions, the Company will issue the maximum number of shares it is legally permitted to issue. For any portion for which shares cannot be issued, Lind may, at its option, (i) require cash prepayment in an amount equal to the number of unissued shares multiplied by the lesser of the Conversion Price and the Repayment Share Price, (ii) void the applicable conversion notice and retain the note (with related amounts continuing to accrue), or (iii) defer issuance until it becomes legally permissible, with the principal relating to such portion remaining outstanding.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2025 Convertible Note contains customary events of default, including, among others: failure to pay principal, premium, fees or other amounts when due; failure to comply with covenants or other obligations under the Lind Securities Purchase Agreement or related transaction documents; failure or refusal to honor conversion requests or timely deliver conversion shares (including failure to remove restrictive legends or to provide required transfer agent instructions); failure to maintain sufficient authorized and reserved shares for full conversion of the note; certain change-of-control transactions not otherwise permitted; cross-defaults or accelerations of other indebtedness in excess of $500,000; voluntary or involuntary bankruptcy or insolvency events (subject to specified cure periods, where applicable); unsatisfied final judgments in excess of $500,000; delisting or trading suspension of the Company’s common stock, loss of DTC/FAST eligibility or going-private transactions; challenges to the enforceability of the Lind agreements; the Company’s market capitalization falling below $15 million for ten consecutive trading days; and the occurrence of a material adverse effect.

Upon the occurrence and during the continuance of an event of default, Lind may declare immediately due and payable an amount equal to 110% of the then-outstanding principal balance of the 2025 Convertible Note plus any other amounts then outstanding under the note and related transaction documents. In addition, following an event of default Lind may, at its option, convert all or a portion of the outstanding principal into common stock at a price equal to the lower of (i) the then-current Conversion Price and (ii) 80% of the average of the three (3) lowest daily VWAPs during the 20 trading days immediately preceding delivery of the applicable conversion notice. For certain bankruptcy or insolvency-related events of default, such amounts becomes immediately due and payable without further notice or demand.

If the Company incurs indebtedness, including subordinated debt or debt convertible into equity, that is redeemable by the Company for an aggregated proceed of more than $2.5 million (in one or more transactions), the Company is required to use the proceeds from such issuance to repay amounts outstanding under the note, unless otherwise waived by Lind.

Based upon the Company’s analysis, it was determined that the 2025 Convertible Notes contain embedded features requiring recognition as derivatives and bifurcation. However, the Company determined the fair value of these embedded derivatives was immaterial as of December 31, 2025, and therefore measured the 2025 Convertible Note at amortized cost and recorded as a liability on the consolidated balance sheet. Because the 2025 Convertible Note and related warrant were issued in a single financing transaction, the Company allocated the net proceeds to the 2025 Convertible Note and the warrants based on their relative fair values. A portion of the total debt issuance costs of $207,500 was allocated to the warrants based on their relative fair value, resulting in an allocation of $34,610 to the warrants and $172,890 to the 2025 Convertible Note. In total, approximately $34,610 was recorded in additional paid-in capital (“APIC”) related to the warrants, and a debt discount and debt issuance costs of approximately $1,640,062 was recorded as a reduction of the carrying amount of the 2025 Convertible Note, representing the difference between the $4,800,000 principal amount and the amount allocated to the debt component at issuance.

As of December 31, 2025, the principal amount outstanding under the 2025 Convertible Note was $4,800,000, and unamortized debt discount and issuance costs, including amount attributed to warrants issued, totaled $1,606,994, resulting in a net carrying amount of $3,193,006 at an effective interest rate of 43.2%. As of December 31, 2025, the estimate fair value of the instrument approximates carrying value given the instrument was issued in December 2025 and has a short time period until maturity.

For the year ended December 31, 2025, the Company recognized $33,068 of interest expense related to the 2025 Convertible Note, representing amortization of debt discount and issuance cost. Such interest expense is included within interest expense in the Company’s consolidated statement of operations for the year ended December 31, 2025.

The future contractual payment of 2025 convertible note as of December 31, 2025, are as follows:

Year	As of December 31, 2025
2026	2,246,400
2027	2,745,600
4,992,000

Lind Common Stock Warrant:

On December 23, 2025, in connection with the 2025 Convertible Note, the Company also issued the 2025 Lind Warrant. The 2025 Lind Warrant entitles Lind to purchase up to 411,245 shares of the Company’s common stock at an exercise price of $5.837 per share, subject to customary adjustments. These warrants become exercisable six months from the date of issuance and remains outstanding for a period of 60 months thereafter, unless earlier terminated in accordance with its terms. They may be exercised for cash or, in certain limited circumstances, on a net share (cashless) basis. Net share settlement is permitted only when a registration statement covering the resale of the underlying shares is not available or in connection with certain fundamental transactions, in which case Lind receives a reduced number of shares based on the intrinsic value of the warrants.

The warrants include provisions that apply upon the occurrence of fundamental transactions, such as mergers, consolidations, sale of substantially all assets, tender offers, or other change-in-control events. In such circumstances, Lind is entitled to receive the same type and amount of consideration that would have been received had the warrants been exercised immediately prior to the transaction. In addition, the exercise price and the number of shares issuable upon exercise are subject to adjustment to preserve the economic value of the warrants. Lind may also have the right to require the Company (or the successor entity) to repurchase the warrants for cash equal to its Black-Scholes value in connection with certain fundamental transactions.

The warrants contain customary anti-dilution provisions, including adjustments for stock splits, stock dividends, combinations, reclassifications, and issuances of common stock at a price below the then-current exercise price (subject to specified exceptions). Lind is also entitled to participate in certain distributions to common stockholders on an as-if-converted basis. The Company is required to reserve a sufficient number of authorized shares to satisfy its obligations upon exercise of the warrants.

The warrants are subject to beneficial ownership limitations that restrict Lind from exercising the warrants to the extent that such exercise would result in Lind exceeding a specified ownership threshold. The warrants are transferable, subject to compliance with applicable securities laws, and includes certain registration rights for the resale of the underlying shares as set forth in the related purchase agreement. The warrants do not confer any voting, dividend, or other stockholder rights unless and until it is exercised into shares of the Company’s common stock.

The Company reviewed the warrants in connection with the securities purchase agreements under ASC 815 and concluded that the warrants are not in scope of ASC 480 and are not subject to the derivative guidance under ASC 815. Accordingly, the warrants were equity classified. The fair value of the warrants at the issuance date of $667,172 was determined using a Black-Scholes option pricing model, which includes the use of Level 3 inputs. The resulting fair value of the warrants was recorded in APIC, net of issuance costs, and is not subject to subsequent remeasurement. The Company estimates its stock price volatility using the historical volatility of publicly traded peer companies. The term is equal to the contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for the time period equal to the term of the warrants. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Assumptions
Fair value of Common Stock as of December 23, 2025	$3.04
Exercise Price	$5.84
Risk-free interest rate	3.78%
Contractual terms (years)	5.5
Volatility	75%
Dividend Yield	0%

NOTE 13 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the consolidated financial statements:

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$1,496,422	$-	$-	$1,496,422
Total financial assets	$1,496,422	$-	$-	$1,496,422

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$37,374			37,374
Total financial assets	$37,374			37,374

	Fair Value Measurements as at December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	-	-	532,700	532,700
Total financial liabilities	$-	$-	$532,700	$532,700

	Fair Value Measurements as at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	-	-	4,700	4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, Investments-Equity Securities, based on quoted prices in active markets.

(b)	For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earnout. Change in the fair value of earnout liability is reflected in our consolidated statements of operations.

The make-whole obligation liability related to the Purchase Agreement is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 6.

The following table provides a reconciliation of activity and changes in fair value for the Company’s SAFE notes, 2024 convertible notes and Sponsor earnout liability:

	SAFE notes at fair value	2024 Convertible notes at fair value	Sponsor Earnout liability at fair value
Balance as at December 31, 2023	$5,212,200	$-	$-
Issuance of notes	200,000	2,100,000	-
Sponsor earnout liability recognized on closing of Business Combination	-	-	4,608,900
Change in fair value	955,000	471,400	(4,076,200)
Issuance of common stock upon conversion	(6,367,200)	(2,571,400)	-
Balance as at December 31, 2024	-	-	532,700
Change in fair value	-	-	(528,000)
Balance as at December 31, 2025	$-	$-	$4,700

The valuation of the Level 3 measurement for SAFE notes considered the probabilities of the occurrence of the scenarios as discussed in Note 2 of the consolidated financial statements and notes thereto for the period March 16, 2023 (inception) to December 31, 2023, included in the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. The Company valued the SAFE notes based on the occurrence of the preferred financing or a SPAC transaction. As of the date of initial measurement and December 31, 2023, the management has assigned zero probability for a change in control event or a dissolution event. Pursuant to the consummation of the Business Combination and in accordance with the terms of the convertible equity and SAFE note agreements, the SAFE notes and 2024 convertible notes converted into 63,692 and 25,722 shares of the Company’s Common Stock, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PROMISSORY NOTES AND WRITE-OFFS

On March 13, 2024, Legacy Stardust Power and IGX, entered into an exclusive letter of intent (the “IGX LOI”) to potentially acquire interests in certain mining claims (the “IGX Claims”). The Company paid a non-refundable payment of $30,000 in connection with obtaining a binding exclusivity right.

On March 15, 2024, Legacy Stardust Power and Usha Resources Ltd. (“Usha Resources”) entered into a non-binding Letter of Intent (the “Jackpot LOI”), except for certain binding terms such as those relating to the exclusivity period until September 30, 2025, as extended, to acquire an interest in Usha Resources’ lithium brine project, situated in the United States. Usha Resources is an established lithium developer with multiple projects in development. The Jackpot Lake Lithium Brine Project is a flagship asset of Usha Resources and is a lithium brine asset located in the United States, comprised of 8,714 acres of property. The project is currently engaged in its maiden drill program. The Jackpot LOI provides Stardust Power with the exclusive option to agree to acquire up to 90% of the interests held by Usha Resources in the Jackpot Lake project, based on an indicative earn-in schedule. As part of a definitive agreement, Stardust Power would be required to invest into the development of the Jackpot Lake project. The Company has made a non-refundable payment of $25,000 upon execution of the Jackpot LOI in connection with securing exclusivity and a further $50,000 payment (the “Second Payment”) was made by the Company on May 14, 2024; provided that the Second Payment shall be non-refundable except if Usha Resources breaches the terms of the Jackpot LOI at which point Usha Resources shall refund the Second Payment together with all out-of-pocket expenses (including the fees and expenses of legal counsel, accountants and other advisors hereof) incurred by the Company. As of December 31, 2025, the Company determined that the likelihood of entering into definitive agreements with Usha Resources Ltd. had diminished significantly. As a result, the Company wrote off the outstanding deposit balance of $50,000 related to the non-refundable payments made under the Jackpot LOI with Usha Resources. The Company recognized a loss of $50,000 in the Other Income/Expense section of the consolidated statements of operations for year ended December 31, 2025.

On August 16, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGL (the “IG Lithium Note”) in the principal amount of $316,000 to allow the Company to potentially enter into related agreements and partnerships with IGL. The proceeds of the promissory note were intended to fund costs associated with mineral claims and related land maintenance activities held by IGL, including applicable filing fees and associated administrative costs. During year ended December 31, 2025, the Company wrote off the outstanding balance of the IG Lithium Note, including accrued interest, in the aggregate amount of $332,363, as the note was deemed unrecoverable and the likelihood of entering into definitive agreements with IGL had diminished significantly. As a result, the Company recognized a loss of $332,363, which is included in the Other Income (Expense) section of the consolidated statements of operations for year ended December 31, 2025.

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX (the “IGX Note”) for $176,000 to allow the Company to potentially be able to enter into related agreements and partnerships with IGX. The payment is made solely for the payment of all 2024 Bureau of Land Management fees and county land maintenance fees, notice of intent and associated filing fees for the claims owned by IGX. During the year ended December 31, 2025, the Company wrote off the promissory note balance including interest in the amount of $182,481 as the note was deemed unrecoverable from IGX and the likelihood of entering into definitive agreements with IGX had diminished significantly. As a result, the Company recognized a loss of $182,481 in the Other Income/Expense section of the consolidated statements of operations for the year ended December 31, 2025.

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

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Personnel and related taxes	$12,136,979	$10,951,854
Professional and consulting fees	1,245,767	4,492,811
Legal fees	845,069	1,097,192
Insurance	535,286	355,932
Other	1,320,105	1,075,039
Total general and administrative expenses	$16,083,206	$17,972,828

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago, whose principal is Paramita Das. Ms. Das was onboarded as a Chief Strategy Officer and Senior Advisor to CEO of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago, providing for a loan in the principal amount of $250,000, bearing interest at a rate of 15% per year, and maturing in March 2025. (the “Maturity Date”). Pursuant to the Term Sheets, an aggregate of approximately 47,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago will receive warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. During the year ended December 31, 2025, the Company has repaid the principal amount of $250,000 along with the accrued interest of $9,166 and issued 10,474 shares of Common Stock and 52,374 warrants to DRE Chicago. Ms. Das terminated her employment with the Company in November 2025 and is no longer considered a related party as of December 31, 2025.

In December 2024, the Company entered into the Endurance Term Sheet with Endurance an affiliate of a director at the time and a shareholder, providing for the Endurance Loan in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing on the Endurance Maturity Date. Pursuant to the Endurance Term Sheet, 550,000 shares of Common Stock, owned by Roshan Pujari, Chief Executive Officer of the Company, were pledged as collateral. In addition, the Company has agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance will receive warrants representing the right, exercisable within five years of the closing date of up to 50% of Common Stock issued as Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the Private Placement terms. During the year ended December 31, 2025, the Company repaid the principal amount of $1,750,000 along with the accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate: $160,000 until December 31, 2023, and $840,000 until December 31, 2025. These loan facilities accrue interest, compounding semi-annually, at the long-term semi-annual Applicable Federal Rate, as established by the Internal Revenue Service, which effectively was 4.71% as of December 31, 2025. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and repaid the amount in full during the same month. The Company has accrued interest of $422 during the year ended December 31, 2025, on the drawn amount.

The Company incurred the following expenses with related parties, which were all affiliates of the Company:

	Expense type	Year Ended December 31, 2025	Year Ended December 31, 2024

Expenses under contract due to:
DRE Chicago LLC	Consulting expense	$-	$143,057
DRE Chicago LLC	Interest	7,187	1,979
DRE Chicago LLC	Finance charges	-	375,000
Endurance Antarctica Partners II, LLC	Interest	51,042	18,958
Endurance Antarctica Partners II, LLC	Finance charges	-	3,500,000
Energy Transition Investors LLC	Interest	422	-
Total expenses		$58,651	$4,038,994

Other expenses paid on the Company’s behalf due to:
DRE Chicago LLC		$-	$6,679
Total other expenses paid on the Company’s behalf		-	6,679
Total		$58,651	$4,045,673

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, $58,229 of expenses were paid and $422 was due to related parties of the Company. As of December 31, 2024, $149,735 of expenses were paid and, $3,895,938 was due to related parties of the Company.

The Company entered into notes payable agreements of with related parties, all of whom were affiliates.

		Year Ended December 31, 2025	December 31, 2024

Energy Transition Investors LLC	Interest Accrued	$422	$
DRE Chicago LLC	Interest Accrued	-		1,979
Endurance Antarctica Partners II, LLC	Interest Accrued	-		18,958
DRE Chicago LLC	Short-term loan*	-		625,000
Endurance Antarctica Partners II, LLC	Short-term loan*	-		5,250,000
Notes obtained from related parties		$422		$5,895,937

*	Short-term loan includes Equity Kicker payable as per the terms of the loan agreement.

In March 2025, the Company repaid the loan principal amount of $250,000 and $1,750,000 and interest of $9,166 and $70,000 to DRE Chicago LLC and Endurance Antarctica Partners II, LLC, respectively. Further in April 2025, the Company issued 10,474 shares and 52,374 warrants to DRE Chicago LLC, and 97,765 shares and 488,826 warrants to Endurance Antarctica Partners II, LLC against Equity Kicker payable as per the terms of the loan agreement. As at December 31, 2025, the Company had repaid all the above notes.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Year ended December 31, 2025	Year ended December 31, 2024

Numerator:
Net loss	$(15,723,636)	$(23,753,863)
Denominator:
Weighted average shares outstanding	7,385,168	4,282,194
Net loss per share, basic and diluted	$(2.13)	$(5.55)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	December 31, 2025	December 31, 2024
Unvested common stock – restricted shares (Note 8)	-	6,270
Restricted stock options	26,560	70,999
Restricted stock units	143,708	248,640
Performance stock units	50,658	50,658
Sponsor earnout shares (Note 3)*	-	-
Public warrants	486,413	486,413
Private placement warrants	556,666	556,666
Short term loan warrants	86,591	-
Private placement warrants	6,425	-
2025 Convertible note shares	822,340	-
2025 Convertible note warrants	411,245	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of December 31, 2025, as the Sponsor earnout shares remain contingently forfeitable, as the conditions have not been met

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

Income/(loss) before provision for income taxes consisted of the following:

	Year ended December 31, 2025	Year ended December 31, 2024
United States	$(15,723,636)	$(23,753,863)

The federal and state income tax provision (benefit) is summarized as follows:

	Year ended December 31, 2025	Period from March 16, 2024 (inception) through December 31, 2024
Current
Federal	$-	$-
State*	-	-
Other	-	-
Total current tax expense	-	-

Deferred
Federal	-	-
State	-	-
Other	-	-
Total deferred tax expense	-	-

Total tax expense	$-	$-

*	Immaterial amounts

The Company had no income tax expense for the year ended December 31, 2025, and December 31, 2024.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant items comprising the Company’s deferred taxes as of December 31 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Start-up expenses	$2,193,428	$2,469,389
Land development costs	-	-
Net operating loss	4,929,276	2,442,165
Capital loss carryforward	216,247	-
Accruals and other	113,472	696
Stock based compensation	1,245,853	1,623,724
Accrued bonuses	379,692	289,460
Bridge loan discount	-	375,240
Total deferred tax assets	9,077,968	7,200,674

Deferred tax liabilities:
Fixed assets	(967)	(495)
Total deferred tax liabilities	(967)	(495)

Valuation allowance	(9,077,001)	(7,200,179)
Net deferred taxes	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance increased by $1,876,822 during the year ended December 31, 2025, and $6,611,889 during the period December 31, 2024.

Net operating losses and tax credit carryforwards as of the Financial Statement Date December 31, 2025, are as follows:

	Amount	Expiration Years

Net operating losses, federal (Post December 31, 2017)	$22,503,903	Do Not Expire
Net operating losses, state	6,438,506	2044
Capital loss carryforward	1,029,745	2030

Stardust Power Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ended December 31, 2025	Year ended December 31, 2024

Statutory rate	21.00%	21.00%
State tax	%	1.44%
SPAC exploration expenses	-%	-
SAFE note expenses	%	-0.84%
Change in valuation allowance	-11.98%	-25.77%
Start up costs	-%	8.06%
Other	0.16%	-1.20%
Earn out shares value adjustment	0.71%	3.60%
Warrant liability value adjustment	1.88%	-%
Success based fees	-%	2.78%
Stock based compensation	-11.81%	-2.37%
Sale of investments	0.19%	-%
Legal fees associated with stock issuance	-0.15%	-6.70%
Total	-	-

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows (in dollars):

	Year ended December 31, 2025	Year ended December 31, 2024

Statutory rate	$(3,301,963)	$(4,988,311)
State tax	-	(343,105)
SPAC exploration expenses	-	-
SAFE note expenses	-	200,550
Change in valuation allowance	1,884,111	6,122,057
Start up costs	-	(1,914,151)
Other	(25,490)	285,233
Earn out shares value adjustment	(110,880)	(856,002)
Warrant liability value adjustment	(295,932)	-
Success based fees	-	(661,500)
Stock based compensation	1,856,609	563,884
Sale of investments	(29,600)	-
Legal fees associated with stock issuance	23,145	1,591,345
Total	$-	$-

NOTE 19 – SUBSEQUENT EVENTS

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025.

Background and Remediation of Material Weaknesses

During the period from March 16, 2023 (inception) to December 31, 2023, the Company’s management identified material weaknesses in the implementation of the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (which establishes an effective control environment), related to lack of segregation of duties and management oversight, and control surrounding maintenance of adequate repository of contracts, appropriate classifications of expenses and complex financial instruments. We designed and implemented measures to improve our controls over financial reporting process and remediated these material weaknesses. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting controls across our Company. Management believes that the new procedures and controls provide an appropriate remediation of the material weaknesses that have been identified and these will strengthen the Company’s internal controls over financial reporting. In the opinion of management, the revised control processes have been operating for a sufficient period of time and have been tested by management to assess both design and operating effectiveness. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the COSO in Internal Control - Integrated Framework (2013). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on that assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2025. Management did not identify any material weaknesses in internal control over financial reporting as of December 31, 2025. Accordingly, our management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Inherent Limitations on Effectiveness of Controls

An effective disclosure control or internal control system, no matter how well designed, has inherent limitations, including the possibility of human error overriding of controls, and therefore can provide only reasonable assurance that the objective of the control system are met. The design of controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of their inherent limitations, our disclosure controls and internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective controls can provide only reasonable assurance with respect to the preparation and fair presentation of the consolidated financial statements.

ITEM 9B. OTHER INFORMATION.

Insider Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth below, the information called for by this Item 10 is incorporated herein by reference to the Definitive Proxy Statement on Schedule 14A relating to our 2026 Annual Meeting of Stockholders, which we expect to be filed with the SEC no later than 120 days following the fiscal year ended December 31, 2025 (the “Proxy Statement”), including under the headings Board matters and Corporate Governance.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, including its Principal Executive, Principal Financial and Principal Accounting Officers, or persons performing similar functions. We have posted a copy of our Code of Business Conduct and Ethics on the “Governance Overview” section of our website at https://investors.stardust-power.com/corporate-governance/governance-overview. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this Item 11 is incorporated herein by reference to the Proxy Statement, including under the headings Executive Compensation and Other Information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this Item 12 is incorporated herein by reference to the Proxy Statement, including under the headings Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by this Item 13 is incorporated herein by reference to the Proxy Statement, including under the headings Certain Relationships and Related Transactions and Director Independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 is incorporated herein by reference to the Proxy Statement, including under the headings Independent Registered Public Accounting Firm’s Fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements.

Our consolidated financial statements are listed in the “Index to the Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements and related notes.

(3) Exhibits. The exhibits listed below in the Exhibit Index are filed, furnished or incorporated by reference pursuant to the requirements of Item 601 of Regulation S-K.

Exhibit Index

Exhibit	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
3.2*	Certificate of Amendment to the Certificate of Incorporation.
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2025).
3.4	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Global Partner Acquisition Corp II’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020).
4.2	Warrant Agreement, dated January 11, 2021, by and between Global Partner Acquisition Corp II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on January 15, 2021).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025).
4.6	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
4.7	Form of common warrant issued in the private placement between the Company and certain investors pursuant to a terms sheet dated December 31, 2024 (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.8	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 6, 2024 (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.9	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 13, 2024 (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2025).
4.11*	Description of Securities.
10.1	Amended and Restated Registration Rights Agreement, dated July 8, 2024, by and among the Company, Roshan Pujari, Global Partner Sponsor II LLC, and certain security holders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.2	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2024).
10.3	Form of Lock-Up Agreement, dated as of Closing, by and among Global Partner Acquisition Corp II and Stardust Power Stockholders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.4	Stockholder Agreement, dated July 8, 2024, by and among Global Partner Acquisition Corp II and its Affiliates and Roshan Pujari and his Affiliates (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.5#	Form of Indemnification Agreement by and between Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.6#	Stardust Power 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2024).
10.7	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 16, 2024).
10.8	Engineering Agreement, dated August 4, 2024, by and among Stardust Power Inc. and Primero USA, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A filed with the SEC on August 9, 2024).
10.9	Common Stock Purchase Agreement, dated October 7, 2024, by and among Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2024).
10.10	Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2024, by and between Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2025).
10.11	Registration Rights Agreement, dated October 7, 2024, by and among Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 7, 2024).
10.12	Binding Term Sheet, dated December 6, 2024, by and between Stardust Power Inc. and Endurance Antarctica Partners II, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).
10.13	Form of Binding Term Sheet, by and between Stardust Power Inc. and the several Lenders thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 27, 2025).

10.14#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Chris Edward Celano, effective January 1, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.15#	At-Will Employment, Confidential Information, Invention Assignment and Arbitration Agreement between Stardust Power Inc. and Paramita Das, effective January 1, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.17	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
10.18	Securities Purchase Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and a certain investor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.19	Placement Agency Agreement, dated as of January 23, 2025, by and among Stardust Power Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2025).
10.20	Exclusive License Agreement between KMX Technologies, Inc. and Stardust Power Inc. dated February 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2025).
10.21#	Form of Inducement Letter Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 17, 2025).
10.22	Form of Subscription Agreement related to December 13, 2024 Loan (incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
10.23	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2025).
10.24	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the SEC on December 31, 2025).
10.25	Securities Purchase Agreement, dated December 23, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 31, 2025).
10.26	Security Agreement, dated December 23, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on December 31, 2025).
10.27	Pledge Agreement, dated December 23, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K filed on December 31, 2025).
10.28	Guaranty, dated December 23, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed on December 31, 2025).
10.29	Guarantor Security Agreement, dated December 23, 2025 (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K filed on December 31, 2025).
16.1	Letter from WithumSmith+Brown, PC dated September 19, 2024 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2024).
19.1	Stardust Power Inc. Insider Trading Policy. (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of KNAV CPA LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Stardust Power Inc. Clawback Policy. (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARDUST POWER INC.

Date: March 25, 2026	By:	/s/ Roshan Pujari
Roshan Pujari
Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Udaychandra Devasper his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roshan Pujari	Chief Executive Officer and Chairman	March 25, 2026
Roshan Pujari	(Principal Executive Officer)

/s/ Udaychandra Devasper	Chief Financial Officer	March 25, 2026
Udaychandra Devasper	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anupam Agarwal	Director	March 25, 2026
Anupam Agarwal

/s/ Charlotte Nangolo	Director	March 25, 2026
Charlotte Nangolo

/s/ Mark Rankin	Director	March 25, 2026
Mark Rankin

/s/ Michael Cornett	Director	March 25, 2026
Michael Cornett

/s/ Sujit Kankanwadi	Director	March 25, 2026
Sujit Kankanwadi

