Form 10-Q
period 2026-03-31
Stardust Power Inc.
filed 2026-05-14
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 13, 2026, there were 10,579,727 shares of common stock, par value $0.0001 per share, issued and outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements concerning, without limitation, our expectations, hopes, beliefs, intentions, plans, objectives, goals, prospects, financial results or strategies regarding us and the future held by our management team and the products and markets, future events, future financial condition, expected future revenues or performance financing needs, our ability to continue as a going concern, business trends and market opportunities of our business and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. In some cases, you can identify forward-looking statements by terms such as “estimate,” “continue,” “could,” “may,” “might,” “possible,” “predict,” “should,” “would,” “plan,” “project,” “forecast,” “intend,” “will,” “expect,” “anticipate,” “believe,” “seek,” “target,” “designed to” or other similar expressions that predict or indicate future events or trends or that are not statements of historical facts. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to substantial known and unknown risks, uncertainties, and other factors, most of which are difficult to predict and many of which are beyond our control and could cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to differ materially from the expected results, outcomes, performances or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq and comply with Nasdaq’s continued listing requirements;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;
●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local macroeconomic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the Company’s ability to maintain proper and effective internal controls over financial reporting, and the Company’s ability to produce accurate and timely financial statements; and
●	the Company’s other plans, objectives, expectations, intentions and risks and uncertainties described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” in our Annual Report on Form 10-K under the heading “Risk Factors,” and in other documents that the Company files from time to time with the SEC.

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

In addition, forward-looking statements reflect our expectations, estimates, assumptions, plans or forecasts of future events and views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our assessments to change. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results or outcomes could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future developments, changes in assumptions or otherwise. These forward-looking statements should not be relied upon as representing our assessment as of any date subsequent to the date hereof.

These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in and have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of March 31, 2026	As of December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,235,564	$3,480,151
Prepaid expenses and other current assets	479,110	573,834
Deferred transaction costs	-	25,000
Total current assets	$1,714,674	$4,078,985
Property and equipment, net	1,757,810	1,757,271
Capital project costs	5,371,667	5,354,493
Investment in equity securities	42,975	37,374
Other long-term assets	550,109	547,169
Total assets	$9,437,235	$11,775,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,462,791	$8,305,096
Accrued liabilities and other current liabilities	3,467,569	4,836,999
Current portion of early exercised shares option liability	1,024	1,122
Current portion of convertible note	1,826,820	933,022
Short-term loans	103,848	205,403
Total current liabilities	$13,862,052	$14,281,642
Warrant liability	1,709,607	1,042,036
Earnout liability	4,700	4,700
Convertible note	1,728,143	2,259,984
Early exercised shares option liability	398	613
Total liabilities	$17,304,900	$17,588,975

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at March 31, 2026, and December 31, 2025	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 9,966,473 and 9,869,558 shares issued and outstanding as at March 31, 2026, and December 31, 2025, respectively	985	975
Additional paid-in capital	65,708,626	62,527,926
Accumulated deficit	(73,577,276)	(68,342,584)
Total stockholders’ deficit	$(7,867,665)	$(5,813,683)

Total liabilities and stockholders’ deficit	$9,437,235	$11,775,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Revenue	$-	$-

General and administrative expenses	3,984,901	5,748,648
Operating Loss	(3,984,901)	(5,748,648)
Other income/ (expense)
Interest income	-	7,279
Interest expense	(365,606)[1]	(107,841)[1]
Finance charge	(227,187)	(198,422)
Change in fair value of sponsor earnout shares	-	528,000
Change in fair value of warrant liability	(667,571)	1,699,177
Change in fair value of investment in equity securities	5,601	10,755
Gain on extinguishment of liability	4,972	-
Total other income/ (expense)	(1,249,791)	1,938,948
Net loss	$(5,234,692)	$(3,809,700)

Net loss per share[2]
Basic	$(0.53)	$(0.72)
Diluted	$(0.53)	$(0.72)

Weighted average common shares outstanding[2]
Basic	9,914,832	5,297,899
Diluted	9,914,832	5,297,899

(1)	Includes related party amounts of nil and $58,229 for the three months ended March 31, 2026, and 2025, respectively.
(2)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(all amounts in USD, except number of shares)

(Unaudited)

For three months ended March 31, 2025
	Common Stock(1)		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital(1)	Deficit	Deficit
Balance as at December 31, 2024	4,773,628	$460	$33,232,704	$(52,618,948)	$(19,385,784)

Net loss	-	-	-	(3,809,700)	(3,809,700)
Stock based compensation (Note 5)	-	-	2,954,279	-	2,954,279
Transfer from early exercised stock option liability on vesting	-	1	360	-	361
Issuance of common stock	398	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	479,200	48	4,591,021	-	4,591,069
Issuance of common stock for settlement of RSU	57,071	6	(6)	-	-
Issuance of common stock upon warrant inducement, net of offering costs	479,200	48	2,798,151	-	2,798,199
Repurchase of unvested early exercised common stock	(24,449)	-	-	-	-
Balance as at March 31, 2025	5,765,048	$563	$43,592,923	$(56,428,648)	$(12,835,162)

For three months ended March 31, 2026
	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2025	9,869,558	$975	$62,527,926	$(68,342,584)	$(5,813,683)

Net loss	-	-	-	(5,234,692)	(5,234,692)
Stock based compensation (Note 5)	-	-	1,510,259	-	1,510,259
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Issuance of common stock	29,067	3	97,103	-	97,106
Issuance of common stock for settlement of RSU	67,848	7	(7)	-	-
Issuance of common stock for settlement of accrued liability	-	-	1,573,032	-	1,573,032
Balance as at March 31, 2026	9,966,473	$985	$65,708,626	$(73,577,276)	$(7,867,665)

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
Cash flows from operating activities:
Net loss	$(5,234,692)	$(3,809,700)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,510,259	2,954,279
Change in fair value of investment in equity securities	(5,601)	(10,755)
Amortization of debt discount and debt issuance cost	361,958	-
Loss from change in fair value of common stock make-whole obligation	25,027	197,930
Change in fair value of warrant liability	667,571	(1,699,177)
Change in fair value of sponsor earnout shares	-	(528,000)
Non-cash marketing expense for proposed stock issuance to vendor	75,562	-
Gain on extinguishment of liability	(4,972)	-
Depreciation expense	992	764
Deferred transaction costs expensed	25,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16,221	88,934
Accounts payable	318,798	290,879
Accrued liabilities and other current liabilities	178,575	(360,341)
Net cash used in operating activities	$(2,065,302)	$(2,875,187)
Cash flows from investing activities:
Capital project costs	(173,685)	(959,644)
Land acquisition cost	-	(688)
Purchase of property and equipment	(1,151)	-
Net cash used in investing activities	$(174,836)	$(960,332)
Cash flows from financing activities:
Proceeds from issuance of common stock	97,106	16,414
Deferred transaction costs paid	-	(25,000)
Repayment of short-term loan from related parties	-	(2,000,000)
Repayment of short-term loan	(101,555)	(1,677,914)
Proceeds from advance received from PIPE investors	-	125,000
Proceeds from public offering	-	5,750,400
Proceeds from warrant inducement exercises	-	2,971,040
Transaction costs associated with public offering and warrant inducement	-	(648,860)
Net cash (used in) provided by financing activities	$(4,449)	$4,511,080

Net (decrease)/ increase in cash	$(2,244,587)	$675,561
Cash at the beginning of the period	3,480,151	912,574
Cash at the end of the period	$1,235,564	$1,588,135

Supplemental disclosure for cash flow information:
Interest paid	$39,155	$141,718

Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital project costs	$1,959	$1,545,171
Unpaid property and equipment purchase cost	380	-
Reclass of advances to capital project costs	-	236,235
Unpaid public offering issuance cost	-	652,312
Unpaid warrant inducement issuance costs	-	29,000
Unpaid amount for repurchase of unvested shares	-	1,593
Pending stock issuance under licensing arrangement	-	343,000
Incremental fair value of warrant inducement	-	2,108,480
Fair value of common stock issued to settle accrued liability	1,573,032	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE COMPANY

Nature of Business

Stardust Power Inc. (the “Company” or “Stardust Power”), formerly known as Global Partner Acquisition Corp II (“GPAC II”), a Delaware corporation, is an American developer of battery grade lithium products, designed to foster energy independence in the United States. While the Company has not earned any revenue yet, the Company is in the process of developing a strategically central, lithium refinery capable of producing up to 50,000 metric tons per annum of battery grade lithium.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026, its unaudited condensed consolidated statements of operations and stockholders’ deficit for the three months ended March 31, 2026 and March 31, 2025, and its unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the above referenced Form 10-K.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, and fair valuation of stock-based compensation, common shares purchase agreement, warrants, convertible notes, and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

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

Reverse Stock Split

On September 8, 2025, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”). As a result of the Reverse Stock Split, every 10 shares of the Company’s Common Stock issued and outstanding were automatically converted into one new share of Common Stock. Proportionate adjustments were also made to (i) the exercise prices, and the number of shares underlying the Company’s outstanding equity awards, as applicable, (ii) the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, and (iii) the number of shares purchasable upon exercise, and/or the exercise prices, of the Company’s outstanding warrants to purchase shares of the Company’s Common Stock. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. All shares of the Company’s Common Stock, per-share data and related information included in the accompanying unaudited condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2026, the Company has $1,235,564 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $5,234,692 and $3,809,700 for the three months ended March 31, 2026, and 2025, respectively. The Company has an accumulated deficit of $73,577,276 and stockholders’ deficit of $7,867,665 as of March 31, 2026. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

On December 23, 2025, the Company entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares. (the “Lind Warrant Shares”). After deducting a commitment fee of $100,000 and other transaction-related costs, the Company received net cash proceeds of $3,792,500 (See Note 8).

On February 12, 2026, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) and a related Registration Rights Agreement (the “B. Riley Registration Rights Agreement”, and together with the B. Riley Purchase Agreement, the “B. Riley Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”), the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 465,120 shares of Common Stock aggregating to net proceeds of $1,220,015 (See Note 4).

Subsequent to the quarter end, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). The Company intends to use this facility to raise capital as needed.

As of the date on which these unaudited condensed consolidated financial statements were available to be issued, the Company believes that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy the Company’s working capital and capital expenditure requirements for at least the next twelve months. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund the Company’s operating and investing activities over the next year. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Significant Accounting Policies

The significant accounting policies applied in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026, are applied consistently in these unaudited interim condensed consolidated financial statements.

Net Loss per Share

The Company adopted Accounting Standard Codification (“ASC”) 260, “Earnings per Share”, at its inception. Basic net loss per share is calculated by dividing the net loss by the weighted average number of Common Stock outstanding for the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as at the first of the year for any potentially dilutive debt or equity. Potential common shares from unvested restricted stock options, earnouts and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended
	March 31, 2026	March 31, 2025

Numerator:
Net loss	$(5,234,692)	$(3,809,700)
Denominator:
Weighted average shares outstanding	9,914,832	5,297,899
Net loss per share, basic and diluted	$(0.53)	$(0.72)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	March 31, 2026	March 31, 2025
Restricted Stock options	21,742	41,012
Restricted Stock Units	117,857	277,095
Performance Stock units	50,658	50,658
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	486,413	486,413
Private warrants	556,666	556,666
Inducement warrants	-	958,400
Short term loan warrants	86,591	-
Private placement warrants	6,425	-
2025 Convertible note shares	822,340	-
2025 Convertible note warrants	411,245	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of March 31, 2026, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt Issuance Costs

Debt issuance costs consist of expenditures associated with obtaining debt financing, principally legal and commitment fees. Such costs are deferred and amortized over the term of the related credit arrangements using a method that approximates the effective interest method. Debt issuance costs are included in the unaudited condensed consolidated balance sheets as a direct deduction from the carrying amount of long-term debt and are included in Interest expense in the unaudited condensed consolidated statements of operations. The payment of debt issuance costs will be recorded under financing activities in the unaudited condensed consolidated statements of cash flows.

Capital Project Costs and Property and Equipment, Net

The Company capitalizes costs incurred in connection with the development and construction of its planned lithium refinery in Muskogee, Oklahoma (the “Facility”), in accordance with ASC 360, Property, Plant, and Equipment. Capitalized costs include expenditures that are directly attributable to the acquisition, development, and construction of the Facility, including land acquisition costs, permitting costs, engineering, front-end loading (“FEL”) studies, environmental studies, and other costs necessary to prepare the asset for its intended use.

Costs incurred during the preliminary project stage that are not directly attributable to the construction of the Facility are expensed as incurred. Capitalization of project costs begins when activities necessary to prepare the asset for construction are in progress and it is probable that the project will be completed.

Construction-in-progress assets are not depreciated until the underlying assets are placed into service, at which time depreciation commences over the estimated useful lives of the related assets. The construction of the Facility is still in progress and hence no depreciation is charged on capital project costs.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the three months ended March 31, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent (“LCE”) in the form of lithium chloride. The lithium chloride is sourced from the Prairie Lithium Project in Saskatchewan, Canada and will be used as feedstock at the Facility. The initial contract term would span 6 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for two additional six year terms.

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

On March 13, 2026, the Company entered into a non-binding letter agreement with a strategic counterparty for the supply of 15,000 metric tons per annum of LCE in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by the Company, with the option for the Company to renew for an additional six-year term.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings

From time to time, the Company may be involved in certain legal and regulatory proceedings, as well as demands, investigations and claims that arise in the ordinary course of its business. The ultimate outcome of any litigation is often uncertain, and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company makes a provision for a liability relating to legal matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In the Company’s opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future financial position, results of operations, or cash flows, or all in a particular period.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred stock, respectively. At March 31, 2026, the Company had 9,966,473 shares of Common Stock issued and outstanding. Not reflected in the shares issued and outstanding as of March 31, 2026, is approximately 707,054 shares of Common Stock related to shares issued to a vendor and restricted stock units that vested during the three months ended March 31, 2026, but have not yet been settled and issued. As of December 31, 2025, the Company had 9,869,558 shares of Common Stock, par value $0.0001, issued and outstanding.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sponsor Earnout Shares

As part of the closing of the Business Combination, the Company issued 100,000 shares to Global Partner Sponsor II, LLC (the “Sponsor”). These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the Volume-Weighted Average Price (“VWAP”) of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. There are no service conditions or any requirement for the participants to provide goods or services in order to vest in the Sponsor Earnout Shares. Accordingly, the Company determined that the Sponsor Earnout Shares are not within the scope of ASC 718. The accounting for the Sponsor Earnout Shares was evaluated under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC Subtopic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”), to determine if the Sponsor Earnout Shares should be classified as a liability or within equity. As part of the analysis, it was determined that the Sponsor Earnout Shares subject to vesting are freestanding from other shares of Combined Company Common Stock held by the Sponsor and do not meet the criteria in ASC 815-40 to be considered indexed to the Combined Company Common Stock, due to the settlement provisions including a change in control component which could impact the number of the Sponsor Earnout Shares that are ultimately settled for, which is not an input to a fixed-for-fixed option pricing model. As a result, the Sponsor Earnout Shares were classified as a liability. Subsequent changes in the fair value of the Sponsor Earnout Shares will be reflected in the unaudited condensed consolidated statement of operations.

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. The Company did not perform a fair valuation of expected earnout consideration using the Monte Carlo method as of December 31, 2025, as the Company determined that change in fair value is deemed immaterial to the fair value of earnout consideration. As at March 31, 2026 and December 31, 2025, the fair value of Sponsor Earnout Shares amounted to $4,700.

The Sponsor Earnout Shares were valued using the following assumptions under the Monte Carlo Model that assumes optimal exercise of the Company’s redemption option at the earliest possible date:

March 31, 2025
Market price of public stock	$4.71
Expected term (years)	7.27 years
Volatility	75.00%
Risk-free interest rate	4.10%
Dividend rate	0.00%

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a common stock purchase agreement and a related registration rights agreement with B. Riley Principal Capital II (the “Prior B. Riley Agreements”), pursuant to which the Company could have, at its sole discretion and subject to certain conditions and limitations (including 4.99% beneficial ownership limitation) , sold up to the lesser of $50.0 million of its Common Stock or the applicable Exchange Cap (19.99% of the common shares outstanding immediately prior to execution of the Prior B. Riley Agreements) during the 36-month term of the Prior B. Riley Agreements. The purchase price of shares is based on the VWAP of the Company’s Common Stock on the applicable purchase date, less a fixed 3% discount.

In connection with the Prior B. Riley Agreements, the Company issued 6,369 shares of Common Stock as commitment shares to B. Riley Principal Capital II with a grant date fair value of $500,000, which was recorded as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. The Prior B. Riley Agreements also provided for a make-whole mechanism whereby, if B. Riley Principal Capital II’s aggregate resale proceeds from the commitment shares were less than $500,000, the Company would pay the shortfall in cash, and if the resale proceeds exceeded $500,000, B. Riley Principal Capital II would remit 50% of the excess to the Company. As of March 31, 2025, the fair market value of the commitment shares was $30,059, resulting in a make-whole obligation of $469,941. The change in the fair value of the make-whole obligation of $197,930 was recognized as a component of finance charges in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2025.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Agreements. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted Common Stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing that the Company is currently working on with the Investor or its affiliate, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of Common Stock (“Settlement Shares”) to B. Riley Principal Capital II to satisfy one-third of the make-whole payment as per the terms of the Agreement. As of December 31, 2025, and March 31, 2026, the fair value of the Settlement Shares was $109,405 and $84,378, respectively, which was less than one-third of the make-whole obligation of $157,315. Accordingly, the Company recorded an accrual of $47,910 as of December 31, 2025, and an additional accrual of $25,027 for the three months ended March 31, 2026, representing the differential between the fair value of the Settlement Shares and one-third of the make-whole obligation. In January 2026, the Company made a cash payment of $157,314 to settle one-third of the make-whole obligation. As of December 31, 2025 and March 31, 2026, the total make-whole obligation balance was $362,538 and $230,251, respectively, and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the make-whole obligation of $25,027 is recorded as a component of finance charges in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026.

On February 12, 2026, the Company entered into the B. Riley Agreements. Pursuant to the B. Riley Agreements, the Company has the right, in its sole discretion, to sell to B. Riley Principal Capital II, from time to time during the 36-month investment period, up to $10,000,000 of newly issued shares of Common Stock (the “Total Commitment”), subject to the Exchange Cap (as defined below) and other conditions and limitations set forth in the agreement.

Under the applicable Nasdaq rules, and absent stockholder approval or satisfaction of an “at-market” exception, the Company may not issue to B. Riley Principal Capital II under the B. Riley Agreements more than 1,972,924 shares of Common Stock, which represents 19.99% of the Common Stock outstanding immediately prior to the execution of the B. Riley Agreements (the “Exchange Cap”). In addition, B. Riley Principal Capital II may not acquire shares under the B. Riley Agreements to the extent such issuances would result in B. Riley Principal Capital II and its affiliates beneficially owning more than 4.99% of Stardust’s outstanding common stock (the “Beneficial Ownership Limitation”), as determined under Section 13(d) of the Exchange Act and Rule 13d-3 thereunder. The Company evaluated the B. Riley Agreements to determine whether they should be accounted for considering the guidance in ASC 815-40 and concluded that it is an equity linked contract that does not qualify for equity classification and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of March 31, 2026.

The purchase price of the shares of Common Stock to be sold under the B. Riley Agreements, is determined by reference to the VWAP of the Common Stock over specified VWAP or Intraday VWAP Purchase Periods on the applicable purchase dates, less a fixed 3% discount to such VWAP, and subject to daily volume-based limits, the Exchange Cap, the Beneficial Ownership Limitation and a minimum Threshold Price condition with terms as defined in the B. Riley Agreements.

In connection with entering into the B. Riley Agreements, the Company agreed to reimburse B. Riley Principal Capital II for certain fees and expenses, including (i) a Qualified Independent Underwriter (“QIU”) fee and initial legal fee reimbursements payable at or around Closing and Commencement (as defined in the B. Riley Agreements) and (ii) ongoing quarterly legal fee reimbursements for B. Riley Principal Capital II’s due-diligence and related matters. The Company also agreed that a fully earned, non-refundable Prior Transaction Cash Holdback Amount of $157,314, relating to a prior terminated transaction with B. Riley Principal Capital II, will be funded by allowing B. Riley Principal Capital II to withhold 10% of the gross purchase price on each VWAP or Intraday VWAP Purchase under the new facility until cumulative withholdings equal to $157,314. If the Company fails to pay in full this Prior Transaction Cash Holdback Amount on or before September 30, 2026, the Company will also be obligated to pay B. Riley Principal Capital II a one-time non-refundable commitment fee of up to $100,000, in accordance with the terms of the B. Riley Agreements.

Other than shares that may be issued to B. Riley Principal Capital II under this facility, the Company has issued and may continue to issue additional shares of its Common Stock from time to time in separate transactions, which may result in further dilution to existing stockholders.

During the three months ended March 31, 2026, the Company issued 29,067 shares of Common Stock aggregating to net proceeds of $94,193. Subsequent to quarter end, the Company issued 436,053 shares of Common Stock aggregating to net proceeds of $1,125,821.

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

On March 16, 2025, the Company entered into a letter agreement (the “Inducement Letter”) with a warrant holder (the “Exercising Holder”) providing for the immediate cash exercise of outstanding warrants to purchase 479,200 shares of the Company’s Common Stock at a reduced exercise price of $6.20 per share. In order to further incentivize the early exercise of these outstanding warrants, the Company also agreed to issue new common stock purchase warrants (the “Inducement Warrants”) to purchase up to 958,400 shares of Common Stock at an exercise price of $7.00 per share, subject to shareholder approval and Nasdaq rules. Pursuant to the Inducement Letter, the warrant holders exercised the outstanding warrants on March 18, 2025, and the Company received gross proceeds of $2,971,040 before cash offering expenses of $172,841.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 30, 2025, the Company entered into the Exchange Agreement with the Exercising Holder. Pursuant to the Exchange Agreement, the Exercising Holder agreed to irrevocably exchange all of its warrants to purchase shares of Common Stock, originally issued on March 16, 2025, representing the right to purchase an aggregate of 958,400 shares of Common Stock (the “Warrant Shares”), for newly issued shares of Common Stock at an exchange ratio of 1.31 Warrant Shares for 1 share of Common Stock, resulting in the issuance to the Exercising Holder of 730,689 shares of Common Stock at closing with no other payment or any other additional consideration from the investor. At the closing of the Exchange Agreement, the Warrant Shares were surrendered for cancellation, deemed automatically cancelled and retired in full, and all rights, liabilities and obligations thereunder were discharged in full.

KMX Licensing Agreement

On February 7, 2025, the Company executed the License Agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sub license, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. As a consideration for this license, the Company agreed to pay KMX a royalty comprised of 50,000 shares of Company’s Common Stock.

As of the License Agreement Effective Date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company initially recognized a liability of $343,000 as other long-term liabilities, with a corresponding debit recorded as other long-term assets on the audited and unaudited condensed consolidated balance sheets as of December 31, 2025 and March 31, 2026, respectively.

Vendor shares issuance, pending settlement

On October 30, 2025, the Company approved issuance of 65,000 shares of Common Stock to a vendor for services to be rendered over a period of 12 months. The shares fully vested upon issuance and will be expensed as services are received. The Company recognized consulting expense of $75,562 for the three months ended March 31, 2026, and a prepaid expense of $226,688 and $151,126 as of December 31, 2025 and March 31, 2026, respectively. The corresponding amounts were recorded as an increase to additional paid-in capital. Subsequent to the quarter end, the Company issued the shares to the vendor.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK BASED COMPENSATION

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan, and 230,112 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 115,056 shares of Common Stock. During the three months ended March 31, 2026, there were no grants under the 2023 Equity Incentive Plan.

Stock Options

During October and November 2023, Legacy Stardust Power granted stock options to purchase 227,810 shares of Common Stock under the 2023 Equity Incentive Plan. All the options under the 2023 Equity Incentive Plan were early-exercised by grantees. Accordingly, the Company received a total amount of $14,850 towards the early exercise of these options during the period from March 16, 2023 (inception) through December 31, 2023, and recorded a liability against the early exercise of these options.

The early exercised shares liability amounting to $1,422 and $1,735 is outstanding as at March 31, 2026, and December 31, 2025, respectively, and is presented under ‘Early exercised shares option liability’ on the unaudited condensed and audited consolidated balance sheets, respectively.

Stock option activity for the three months ended March 31, 2026, and balances as at the end of March 31, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	26,560	5.55
Granted	-	-
Vested	(4,818)	5.23
Forfeited
Unvested as at March 31, 2026	21,742	5.62

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $25,149 and $25,809 for the three months ended March 31, 2026, and 2025, respectively.

As at March 31, 2026, total unvested compensation cost for stock options granted to employees not yet recognized was $117,791. The Company expects to recognize this compensation over a weighted average period of approximately 1.29 years.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2026, and balances as at March 31, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	54,561	$87.10
Granted	-	-
Vested	(10,402)	85.68
Forfeited	-	-
Unvested as at March 31, 2026	44,159	87.44

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $468,898 and $1,297,888 for the three months ended March 31, 2026, and 2025, respectively.

As at March 31, 2026, total unvested compensation cost for RSUs granted to employees not yet recognized was $1,057,364. The Company expects to recognize this compensation over a weighted average period of approximately 1.37 years.

2024 Equity Incentive Plan

The Board adopted, and the stockholders of the Company approved, the 2024 Equity Incentive Plan (the “2024 Plan”) in September 2024. The maximum number of shares with respect to one or more awards that may be granted to any one participant during any calendar year shall be 467,366 shares of Common Stock.

On March 13, 2026, the Company filed a Registration Statement on Form S-8 for the purpose of registering an additional (i) 732,159 shares of Common Stock that became issuable under the 2024 Plan pursuant to the provisions of the 2024 Plan providing for automatic increases in the number of shares reserved for issuance thereunder (the “Evergreen Shares”) and (ii) 82,000 shares of Common Stock that may again become available for issuance with respect to awards under the 2024 Plan pursuant to the share counting, share recycling and other terms and conditions of the 2024 Plan (the “Recycled Shares”).

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2026, the Company granted (a) 40,000 RSUs to employees, which vested immediately upon grant, (b) 620,362 RSUs to employees, which vested immediately upon grant and were issued in settlement of prior year bonuses and (c) 21,692 RSUs to consultants which vested immediately upon grant and were issued in settlement of prior year bonuses.

The fair value of common stock is based on the closing price of the Company’s Common Stock, as reported on the Nasdaq on the date of grant.

RSU activity for the three months ended March 31, 2026, and balances as at the end of March 31, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	89,147	53.62
Granted	682,054	2.49
Vested	(697,500)	3.36
Forfeited	-	-
Unvested as at March 31, 2026	73,701	56.10

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $736,152 and $1,350,513 for the three months ended March 31, 2026, and 2025, respectively.

As at March 31, 2026, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $3,486,743. The Company expects to recognize this compensation over a weighted average period of approximately 2.47 years.

As at March 31, 2026, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $534,784. The Company expects to recognize this compensation over a period of approximately 2.46 years.

Performance stock unit (“PSU”) activity for the three months ended March 31, 2026, and balances as at the end of March 31, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	50,658	67.33
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at March 31, 2026	50,658	67.33

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $280,060 and $280,069 for the three months ended March 31, 2026, and 2025, respectively.

As at March 31, 2026, total unvested compensation cost for PSUs granted to employees not yet recognized was $1,661,792. The Company expects to recognize this compensation over a weighted average period of approximately 1.46 years.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – ACCOUNTING FOR WARRANT LIABILITY

The Sponsor purchased from GPAC II, a Cayman Islands exempted company, an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of the Company’s initial public offering (the “Private Warrants”). The Company established the initial fair value of the Private Warrants and the Company’s detachable redeemable warrants and distributable redeemable warrants (the “Public Warrants”) on July 8, 2024, the date of consummation of the Business Combination, and revalued the warrants on March 31, 2026. Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. For additional terms refer to the Company’s Registration Statement on Form S-4/A filed with the SEC on May 8, 2024. As at March 31, 2026, and December 31, 2025, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

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

The Company timely filed a registration statement on Form S-1 with the SEC on August 1, 2024, for the registration of the shares issuable upon exercise of the warrants. The registration statement (File No. 333-281160) was declared effective by the SEC on August 9, 2024.

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

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at March 31, 2026, and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At March 31, 2026	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)
Warrant liability
Public warrants	$797,230	$797,230	$-	$-
Private warrants	912,377	-	912,377	-
Warrant liability	$1,709,607	$797,230	$912,377	$-

Description	At December 31, 2025 (audited)	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)
Warrant liability
Public warrants	$485,926	485,926	-	$-
Private warrants	556,110	-	556,110	-
Warrant liability	$1,042,036	485,926	556,110	$-

At March 31, 2026 and December 31, 2025, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three months ended March 31, 2026.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QX Resources Limited (“QXR”) for $200,000.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $42,975 and $37,374 as at March 31, 2026, and December 31, 2025, respectively. The Company recognized a gain of $5,601 and loss of $4,031 for the three months ended March 31, 2026, and March 31, 2025, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business.

In December 2024, Stardust Power subscribed to and purchased 10,000,000 ordinary shares (approximately 6% of the total equity) of IRIS Metals Limited (“IRIS Metals”), an Australian limited company whose ordinary shares are listed on the ASX, for $1,600,000.

IRIS Metals’ ordinary shares are listed on the ASX with a readily determinable fair value, and changes in fair value are recognized in the condensed consolidated statements of operations. During the year ended December 31, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all of its investment in IRIS Metals. Accordingly, as of March 31, 2026, and December 31, 2025, the Company no longer held any investment in IRIS Metals and no gain or loss due to changes in the fair value of securities was recognized during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized gain due to changes in the fair value of securities of $14,786.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES AND WARRANTS

Lind 2025 Convertible Notes

On December 23, 2025, the Company entered into a Securities Purchase Agreement (“SPA”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. At closing, the Company received net cash proceeds of $3,792,500 after payment of a $100,000 commitment fee and $107,500 in legal fees in exchange for issuing to Lind a Senior Secured Convertible Promissory Note with a principal amount of $4,800,000 (the “2025 Convertible Note”), and a Common Stock Purchase Warrant to purchase approximately 411,245 shares of the Company’s Common Stock (the “2025 Lind Warrant”).

The 2025 Convertible Note does not bear stated rate of interest. The principal is repayable in 20 consecutive monthly installments of $240,000 each, commencing 120 days after the issuance date. Each installment may be settled, at the Company’s election, either (i) in cash (subject to a 4% premium), (ii) shares of common stock (“Repayment Shares”), or (iii) a combination of cash and Repayment Shares. The number of Repayment Shares shall be equal to the principal portion paid in shares divided by the Repayment Share price, which is 90% of the average of five consecutive daily VWAPs selected by Lind during the 20 trading days prior to issuance. The 2025 Convertible Note is convertible at Lind’s option at a fixed conversion price of $5.837 per share, subject to customary anti-dilution adjustments and a floor price mechanism. Conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.99% under certain conditions). In addition, the total number of shares issuable upon conversion is subject to limitations under applicable stock exchange rules (including the 19.99% cap) unless stockholder approval is obtained.

Any overdue amounts under the 2025 Convertible Note bear interest at 10% per annum, compounded annually on a 360-day year basis, from the due date until paid in full. All accrued and unpaid amounts, including interest on overdue interest, are payable on demand.

The 2025 Convertible Note held by Lind is transferable and may be sold, assigned, or pledged, subject to compliance with applicable laws and regulations. The note may be prepaid in full by the Company upon 10 days’ prior written notice, however, upon any such prepayment notice, Lind may elect to convert up to one-third of the then-outstanding principal at the lower of (i) the applicable conversion price or (ii) the Repayment Share price.

The 2025 Convertible Note includes customary provisions related to change-in-control events, delisting, and events of defaults, which may result in accelerated repayment or conversion at adjusted prices. Upon the occurrence of any of the aforementioned events, Lind may require cash repayment or elect alternative settlement provisions.

The Company evaluated that the 2025 Convertible Notes contain embedded features requiring recognition as derivatives and bifurcation. However, the Company determined the fair value of these embedded derivatives was immaterial as of December 31, 2025, and therefore measured the 2025 Convertible Note at amortized cost and recorded it as a liability on the consolidated balance sheet. Because the 2025 Convertible Note and related warrant were issued in a single financing transaction, the Company allocated the net proceeds to the 2025 Convertible Note and the warrants based on their relative fair values. A portion of the total debt issuance costs of $207,500 was allocated to the warrants based on their relative fair value, resulting in an allocation of $34,610 to the warrants and $172,890 to the 2025 Convertible Note. In total, $34,610 was recorded in additional paid-in capital (“APIC”) related to the warrants, and a debt discount and debt issuance costs of $1,640,062 were recorded as a reduction of the carrying amount of the 2025 Convertible Note, representing the difference between the $4,800,000 principal amount and the amount allocated to the debt component at issuance.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2025 and March 31, 2026, the principal amount outstanding under the 2025 Convertible Note was $4,800,000 and $4,800,000, respectively, and unamortized debt discount and issuance costs, including amount attributed to warrants issued, totaled $1,606,994 and $1,245,037, respectively, resulting in a net carrying amount of $3,193,006 and $3,554,963, respectively, at an effective interest rate of 43.2%. As of December 31, 2025, the estimate fair value of the instrument approximates carrying value given the instrument was issued in December 2025 and has a short time period until maturity.

For the three months ended March 31, 2026, the Company recognized $361,958 of interest expense related to the Convertible Note, representing amortization of debt discount and issuance cost. Such interest expense is included within interest expense in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2026.

The future contractual payments of 2025 Convertible Note as of March 31, 2026, are as follows:

Year	As of March 31, 2026
Remainder of 2026	2,246,400
2027	2,745,600
4,992,000

Lind Common Stock Warrant:

On December 23, 2025, in connection with the 2025 Convertible Note, the Company also issued to Lind a warrant to purchase up to 411,245 shares of Common Stock at an exercise price of $5.837 per share, exercisable beginning six months after issuance and expiring 60 months thereafter. These may be exercised for cash or, in limited circumstances when a resale registration statement is unavailable or in connection with certain fundamental transactions, on a net share (cashless) basis, in which case Lind receives a reduced number of shares based on the intrinsic value of the warrants.

The warrants provide for standard protection in the event of major transactions (for example, the holder receives equivalent consideration, or, in some cases, cash based on Black-Scholes value) and include anti-dilution adjustments for stock splits, stock dividends, and certain issuances of stock below the then-current exercise price.

The warrants are also subject to beneficial ownership limitations, are transferable subject to securities law compliance, and confer no voting or dividend rights until exercised.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviewed the warrants in connection with the securities purchase agreements under ASC 815, “Derivatives and Hedging,” (“ASC 815”) and concluded that the warrants are not in scope of ASC 480, “Distinguishing Liabilities from Equity,” and are not subject to the derivative guidance under ASC 815. Accordingly, the warrants were equity classified. The fair value of the warrants at the issuance date of $667,172 was determined using a Black-Scholes option pricing model, which includes the use of Level 3 inputs. The resulting fair value of the warrants was recorded in APIC, net of issuance costs, and is not subject to subsequent remeasurement. The Company estimates its stock price volatility using the historical volatility of publicly traded peer companies. The term is equal to the contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for the time period equal to the term of the warrants. The expected dividend yield is zero based on the fact that the Company has never paid cash dividends on Common Stock and does not expect to pay any cash dividends in the foreseeable future. Assumptions used in calculating the fair value of the warrants at the issuance date include the following:

Assumptions
Fair value of Common Stock as of December 23, 2025	$3.04
Exercise Price	$5.84
Risk-free interest rate	3.78%
Contractual terms (years)	5.5
Volatility	75%
Dividend Yield	0%

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$37,374	$-	$-	$37,374
Total financial assets	$37,374	$-	$-	$37,374

	Fair Value Measurements as at March 31, 2026
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$42,975	$-	$-	$42,975
Total financial assets	$42,975	$-	$-	$42,975

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

	Fair Value Measurements as at March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, “Investments-Equity Securities,” based on quoted prices in active markets.

(b)

For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of earnout. Change in the fair value of earnout liability is reflected in the unaudited condensed consolidated statements of operations.

The make-whole obligation liability related to the Prior B. Riley Purchase Agreement is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 4.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SEGMENT REPORTING

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, “Segment Reporting”. The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single, common management team and the Company’s cash flows are reported and reviewed with no distinct cash flows. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. All of the Company’s long-lived assets are located in the United Sates.

In addition to the significant expense categories included within net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise general and administrative expenses.

	Three months ended March 31, 2026	Three months ended March 31, 2025
Payroll and related taxes	$2,768,736	$3,556,648
Professional and consulting fees	471,623	1,222,673
Legal fees	188,802	212,935
Insurance	121,269	145,038
Other	434,471	611,354
Total	$3,984,901	$5,748,648

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

On September 18, 2024, the Company entered into a consulting agreement with DRE Chicago LLC (“DRE Chicago”), whose principal is Paramita Das. Ms. Das was previously Chief Strategy Officer and Senior Advisor to the Chief Executive Officer of the Company. Additionally, in December 2024, the Company entered into a binding term sheet with DRE Chicago, providing for a loan in the principal amount of $250,000, bearing interest at a rate of 15% per annum, and maturing in March 2025 (the “Maturity Date”). The Company agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an equity kicker. DRE Chicago was also entitled to receive warrants up to 50% of the Common Stock issued as the equity kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. The Company recognized interest expense of $7,187 during the three months ended March 31, 2025. As of December 31, 2025, the Company repaid the principal amount of $250,000 along with accrued interest of $9,166 and issued 10,474 shares of Common Stock and 52,374 warrants to DRE Chicago. Ms. Das terminated her employment with the Company in November 2025 and is no longer considered a related party as of March 31, 2026.

In December 2024, the Company entered into a binding Term Sheet (the “Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per annum, and maturing in March 2025 (the “Endurance Maturity Date”). The Company agreed to issue to Endurance $3,500,000 in Common Stock as an equity kicker. Endurance was also entitled to receive warrants up to 50% of the Common Stock issued as the equity kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. The Company recognized interest expense of $51,042 during the three months ended March 31, 2025. As of December 31, 2025, the Company repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	March 31, 2026	December 31, 2025 (audited)
Accrued expenses	$1,381,490	$1,748,808
Capital market advisory fees	1,419,388	1,419,388
Personnel related liabilities	666,124	1,667,247
Accrued Interest	567	1,556
Total	$3,467,569	$4,836,999

NOTE 13 – SHORT-TERM LOANS

Insurance funding borrowing

On August 5, 2025, the Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly instalments through June 2026 and bears an interest rate of 7.5%. The carrying amount of $103,848 and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on March 31, 2026, and audited consolidated balance sheet as on December 31, 2025, respectively. The Company recognized interest expense of $3,254 for the three months ended March 31, 2026.

On July 18, 2024, the Company entered into a financing agreement of $510,000 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly instalments through June 2025 and bears an interest rate of 8.46%. The debt was fully repaid in June 2025. The Company recognized interest expense of nil and $3,903 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other short-term loans

In December 2024, the Company entered into the Endurance Term Sheet with Endurance providing for a loan in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per annum, and maturing in March 2025. The Company agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with such private placement terms. As of December 31, 2025, the Company has repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In December 2024, the Company entered into binding Term Sheets (the “Investor Term Sheets”) with several lenders including DRE Chicago, a related party (collectively, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). The Company agreed to issue to the Investors an aggregate of $2,700,000 in Common Stock as an Equity Kicker. In addition, the Investors received warrants representing the right, exercisable within five years of the closing date, of up to 50% of Common Stock issued as an Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with such private placement terms. As of December 31, 2025, the Company has repaid the principal amount of $1,800,000 along with accrued interest of $67,146 and issued 75,418 shares of Common Stock and 377,092 warrants to the Investors.

The Company recognized interest expense of nil and $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026, and March 31, 2025, respectively.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	March 31, 2026	December 31, 2025 (audited)
Insurance funding loan	$103,848	$205,403
Total	$103,848	$205,403

NOTE 14 - LEASES

The Company has entered into a lease agreement with Tower Lake LLC for office space. The Company has not recognized any right-of-use asset or lease liability pursuant to this lease as it is a short-term lease. The Company recorded rent expense of $7,811 and $7,811 for the three months ended March 31, 2026, and 2025, respectively, in the unaudited condensed consolidated statements of operations.

In February 2026, the Company entered into a two-year sublease agreement with Chesmar Homes, LLC for office space located in Houston, Texas. The monthly base rent under the agreement is $8,761 and the Company paid a security deposit of $17,523 upon execution of the sublease agreement. The lease was contractually scheduled to commence on March 1, 2026. However, as the Company had not obtained control of the underlying asset, including physical possession, as of March 31, 2026, the lease had not commenced under ASC 842, “Leases”. The Company currently expects the lease to commence in May 2026. Upon commencement, the Company will recognize a right-of-use asset and corresponding lease liability.

NOTE 15 – SUBSEQUENT EVENTS

On April 24, 2026, the Company was notified by the listing qualifications staff of Nasdaq that the Company did not satisfy the minimum $35 million market value of the listed securities requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(b)(2) for the Nasdaq Capital Market (the “MVLS Requirement”). Nasdaq also noted that the Company does not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until October 21, 2026) to regain compliance with the MVLS Requirement. To the extent the Company seeks to regain compliance through the MVLS Requirement, the Company’s market value of listed securities must close at $35 million or more for a minimum of 10 consecutive business days during the 180-day compliance period. The notification received has no immediate effect on the listing of Stardust’s securities on The Nasdaq Capital Market.

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued and there are no other items that would have had a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, and the related notes thereto contained elsewhere in this Quarterly Report.

Company Overview and History

On July 8, 2024, Stardust Power Operating Inc. (f/k/a Stardust Power Inc. prior to the consummation of the Business Combination, or “Legacy Stardust Power”) consummated the business combination contemplated by the Business Combination Agreement, dated as of November 21, 2023 (as amended, the “Business Combination Agreement”), by and among Global Partner Acquisition Corp. II, a Cayman Islands exempted company (“GPAC II”), Strike Merger Sub I, Inc., a Delaware corporation and direct wholly owned subsidiary of GPAC II (“First Merger Sub”), Strike Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of GPAC II (“Second Merger Sub”), and Legacy Stardust Power (the “Business Combination”). Pursuant to the Business Combination Agreement, First Merger Sub merged into Legacy Stardust Power, with Legacy Stardust Power being the surviving corporation. Legacy Stardust Power then merged into Second Merger Sub, with Second Merger Sub being the surviving entity. Upon the completion of the Business Combination, GPAC II was renamed Stardust Power Inc. Unless the context otherwise requires, any reference in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” or “Stardust Power” refers to Stardust Power Inc. and its consolidated subsidiaries.

We are a U.S.-based development stage battery grade lithium manufacturer designed to foster clean energy independence for the United States. We are in the process of creating capacity to manufacture battery grade lithium products, for a wide variety of applications, including energy storage systems, e-mobility, grid infrastructure, and data centers, by developing a large-scale lithium refinery in the United States. We seek to become a sustainable, cost effective supplier of battery grade lithium carbonate, by our innovative approach in the development of a large central refinery optimized for multiple inputs of lithium chloride in Oklahoma.

We intend to source lithium chloride feedstock from various suppliers and may make investments upstream to secure additional feedstock. We seek to sell our products to electric vehicle (“EV”) manufacturers as our primary market, with potential applications in other areas such as battery manufacturers, the U.S. military, and original equipment manufacturers (“OEMs”).

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

In February 2023, we received an illustrative incentive analysis for up to $257 million in performance-based incentives from the State of Oklahoma and potential federal incentives, which also included potential eligibility for further federal grants. The state incentives were based on initial job creation, equipment procurement, training and recruitment incentives, property tax exemptions, sales tax exemptions, and capital expenditure projections submitted to the Oklahoma Department of Commerce in the first quarter of 2023 and could be subject to changes as we progress in setting up our planned lithium refinery in Muskogee, Oklahoma (the “Facility”) and commercial production of battery grade lithium in the future. These incentives may change based on the actual financial metrics of the Company in the future, which may be lower or higher.

We believe that we are well positioned to address these opportunities by emerging as a leading, fully integrated domestic lithium supplier, and contribute to restoring American energy independence, thereby bridging the gap in the domestic supply of battery grade lithium products.

Recent Developments

Recent Financing Activity

On December 23, 2025, we entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, we initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant for the purchase of approximately 411,245 shares (the “Common Stock Purchase Warrant”).

On February 12, 2026, we entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) and a Registration Rights Agreement (the “B. Riley Registration Rights Agreement”, and together with the B. Riley Purchase Agreement, the “B. Riley Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Pursuant to the B. Riley Agreements, we have the right, in our sole discretion, to sell to B. Riley Principal Capital II, from time to time during the 36-month investment period, up to $10,000,000 of newly issued shares of our Common Stock (the “Total Commitment”), subject to an exchange cap and other conditions and limitations set forth in the agreement.

Subsequent to the quarter end, we entered into a Letter of Intent (the “LOI”) with a single institutional investor to support project level financing for our Facility. Under the terms of the LOI, the institutional investor has indicated its intent to invest up to $150 million at the project level, with flexibility across equity, debt, and hybrid financing structures. The agreement is non-binding and outlines a framework for a potential investment, including the ability to support the financing through syndication and direct capital participation. We and the investor have also agreed to proceed through customary due diligence and negotiation of definitive agreements.

Subsequent to the quarter end, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent, shares of our Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). We intend to use this facility to raise capital as needed.

Notice from Nasdaq

On April 24, 2026, we were notified by the listing qualifications staff of Nasdaq that we did not satisfy the minimum $35 million market value of the listed securities requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(b)(2) for the Nasdaq Capital Market (the “MVLS Requirement”). Nasdaq also noted that we do not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq rules, we have a period of 180 calendar days (or until October 21, 2026) to regain compliance with the MVLS Requirement. To the extent we seek to regain compliance through the MVLS Requirement, our market value of listed securities must close at $35 million or more for a minimum of 10 consecutive business days during the 180-day compliance period. The notification received has no immediate effect on the listing of our securities on The Nasdaq Capital Market.

Recent Supply Agreements

On March 13, 2026, we entered into a non-binding letter agreement with a strategic counterparty for the supply of 15,000 metric tons per annum of lithium carbonate equivalent in the form of lithium chloride. The initial contract term would span 12 years starting from the date on which first commercial shipment is received by us, with the option for us to renew for an additional six-year term.

Air Permit

During quarter ended March 31, 2026, we received our air quality construction permit from the Oklahoma Department of Environmental Quality (“ODEQ”) for our lithium refinery in Muskogee, Oklahoma. This key milestone represents the final significant permit required for construction and commissioning, positioning us to advance one of the largest planned lithium refineries in the United States.

Reverse Stock Split

On September 3, 2025, we filed a certificate of amendment to the our Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of our common stock, par value $0.0001 (“Common Stock”). Our stockholders previously approved the Reverse Stock Split at the Company’s annual meeting of stockholders held on June 9, 2025 and granted our board of directors (the “Board”) the authority to determine the exact split ratio and when to proceed with the Reverse Stock Split. The Reverse Stock Split became effective on September 8, 2025, and our Common Stock began trading on the Nasdaq on a Reverse Stock Split-adjusted basis on September 8, 2025 at market open. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. As a result of the Reverse Stock Split, shares of Common Stock, outstanding warrants, stock options, and restricted stock units were proportionately decreased (and the respective per share value and exercise prices, if applicable, were proportionately increased) (see Part I, Item 1, Note 2, Basis of Presentation and summary of significant accounting policies in the notes to unaudited condensed consolidated financial statements in this Quarterly Report).

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K and in this Quarterly Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

We are a development stage company, and we have purchased a site in Southside Industrial Park, Muskogee, Oklahoma to build the Facility (the “Site”). We have completed a number of required site assessments and technical studies, including the critical issue analysis, Phase I ESA, geotechnical study, front-end loading (“FEL”) -1 study and FEL-3 study. Additional studies may be required as the project progresses.

The project required evaluation for certain federal, state, and local permits. State permitting focuses on air emissions, wastewater, and stormwater permits. Federal permitting focuses on possible cultural, biological, and natural resources and threatened/endangered species impacts. The key permitting agency for the project at the state level is the ODEQ. We have received from the ODEQ the general permit for stormwater discharges from Construction Activities, approval of its stormwater pollution prevention plan and air quality construction permit (“Air Permit”). Under current design plans, we do not expect to require a waste water permit for the Facility since no waste water is expected to be discharged.

We are developing a large central refinery in a phased approach. The first phase is the construction of a production line with up to 25,000 metric tons per annum. The second phase is to add a second production line with up to 25,000 tons per annum, to create a total capacity of up to 50,000 tons per annum.

A technological innovation of our planned refinery is the ability for the Facility to refine different sources of lithium chloride inputs derived from lithium brines. The Facility is being designed to accept lithium chloride, of a certain approved chemical composition. It is our intention that the Facility should be able to dilute and pre-treat feedstock as necessary, so that various lithium feedstock can be blended, in order to produce a consistent feedstock. Our strategy is to differentiate ourselves by screening for a broader set of contaminants, in comparison to other lithium refineries.

Partnership Ecosystem

Our success will depend on whether we can execute and expand our ecosystem of commercial arrangements with additional suppliers of brine and executing agreements with them at favorable terms. The availability of brine for the purpose of extracting lithium is still in a nascent stage and we would require access to multiple sources as we start commercial production and grow our business. Our management team frequently evaluates current and future sources of supplies for reliability and geographic locations for logistics and cost efficiency. We would also have to maintain technology arrangements with existing strategic affiliations on whose patented and proprietary processes we depend on, as well as forge new technology affiliations as exploration, extraction and purification processes evolve, to obtain raw materials required to manufacture high-quality lithium suitable for consumption by the EV industry, and other potential usages. These affiliations should enable us to refine and sell battery grade lithium at competitive prices, which in turn helps secure the growth and profitability of our business operations in the long term.

Adequate Capital Raise

The success of our refinery’s activities relating to producing battery grade lithium from brine and our ability to obtain relevant permits in a timely manner require significant capital investment and financing to fund the initial investment in all aspects of setting up the operations, and may subsequently be impacted by our operating losses, competition from substitute products and services from larger companies, protection of proprietary technology of our strategic partners, and dependence on key individuals.

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not earned any revenue and have been operating at a loss since inception. We have an accumulated deficit and stockholders’ deficit. We believe that the cash on hand and additional investments available through issuance of new Common Stock will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern for one year from the issuance of these unaudited condensed consolidated financial statements. As a development stage company, we need to raise additional capital to realize our business objectives. Our long-term success and ability to continue as a going concern are dependent upon our ability to successfully raise additional capital or financing, or successfully enter into strategic partnerships. Until commercial production is achieved from our planned operations, we will continue to incur operating and investing net cash outflows associated with, among other things, maintaining and acquiring exploration properties and undertaking ongoing exploration activities.

Limited Operating History

We have a limited operating history and there is limited historical financial information upon which to base an evaluation of our performance. Our business and financial condition must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operation.

Key Business Metrics, Non-GAAP Measures

Since we have yet to start the construction of our Facility and associated commercial production, we do not have financial information on key business metrics. However, based on our experience and industry knowledge, we expect the following would be key business metrics:

●	Raw Material Cost/ton: This includes the input cost of lithium chloride for the plant. As this may be obtained from various sources, the weighted average cost will be calculated to arrive at the raw material cost per ton and reflects our ability to procure high-quality raw materials at an appropriate price. The weighted average method also helps in calculating the gross margin on a per-ton basis. The technology implemented and the efficiency of the operations are also reflected in the gross margin per ton.

●	Selling Price/ton: This multiple is driven by the demand and supply of the lithium price as well as the efficient operations of the plant. The computation of the selling price may be based on the output sold per long-term contract, which is expected to have a floor and a cap, as well as the spot price on the date of placing a purchase order by the customer, with us and the customer sharing the difference between the floor and spot price.

●	Capex/ton: This reflects the Capex incurred on a per-ton basis. It includes both direct and indirect costs. It also has contingency costs built in for any impact on Capex, to account for unforeseen events. The key is to optimize plant efficiency in long-term operations with the appropriate technology and set-up.

●	Opex/ton: This includes the ongoing expenses incurred from the day-to-day running of the operations. It helps in measuring how much profit a company makes on a dollar of sales after paying for variable costs of production, such as wages and raw materials, but before paying interest or tax. The lower multiple reflects the efficient functioning of the management.

●	Capacity Utilization: This measures how much output a plant is producing, compared to its maximum potential output, which is dependent on two key factors: (a) design capacity, which impacts the operational efficiency of the plant, and (b) the plant’s downtime for its maintenance. Timely maintenance is also the key to running any efficient operations.

Further, since we are yet to generate revenue, non-GAAP measures such as EBITDA and EBITDA margins, cannot be captured currently, but will be stated once we have commenced commercial production and selling of battery grade lithium to our intended customers.

Business and Macroeconomic Conditions

Our business and financial condition has been, and we believe will continue to be, impacted by adverse and uncertain macroeconomic conditions and events, including higher inflation, higher interest rates, supply chain and logistics challenges, banking crises, fluctuations or volatility in capital markets, foreign exchange rate volatility, government shutdowns, changes in monetary policy, changes in trade policies, including tariffs and other trade restrictions or the threat of such actions, and rising geopolitical instability, including the conflicts in the Middle East and Ukraine, and the related volatility in the price of oil and other commodity prices.

Components of Results of Operations

Revenue

We have not generated any revenue to date. We expect to generate a significant portion of our future revenue from the sale of battery grade lithium carbonate primarily to the energy storage system and EV markets. We expect to enter into long-term contracts (typically 10 years), driven by industry dynamics, with a pricing structure at cap and ceiling, and sharing of variable price between customers and us.

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

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in setting up our Facility, hire additional employees, and subsequently invest in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC and Nasdaq.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes. During the year ended December 31, 2024, we issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC, respectively. These notes carried an interest rate of 6% with maturity dates of February 28, 2025, and July 1, 2025, respectively.

Interest expense

Interest expense is comprised of interest payable on the Insurance Funding loans, short-term loans, interest charged by vendors on overdue invoices and amortization expense related to the expense incurred and discount recorded in connection with the issuance of the 2025 Convertible Note in December 2025.

We entered into a financing agreement of $407,500 and $510,000 for the purchase of a director and officer’s insurance policy with AFCO Insurance Premium Finance in 2025 and 2024, respectively. We made a downpayment of $70,256 and $44,162 for the loan taken in 2025 and 2024, respectively, which was applied to the loan amount at the time of the loan agreement. The debt is payable in monthly instalments of $35,125 and $44,162 per month for 10 and 11 months and has a stated interest rate of 7.5% and 8.46% for the loans taken in 2025 and 2024, respectively. The loans are secured against a lien on the insurance policy.

We issued Term Sheets to several lenders, providing for loans in the aggregate principal amount of $3,550,000, bearing interest at a rate of 15% per year, and maturing in March 2025. This debt was fully paid off as of December 31, 2025.

Finance charges

Finance charges are comprised of costs incurred to enter into the B. Riley Purchase Agreement, issuing shares and the change in fair value of our make-whole provision related to the B. Riley Purchase Agreement.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to the to Global Partner Sponsor II, LLC (“Sponsor”) at the closing of the Business Combination, which have been classified as liability instruments in the condensed consolidated financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to movements in fair value of Public Warrants and Private Warrants (as defined in Note 6 of the Notes to Condensed Consolidated Financial Statements) which have been classified as liability instruments in the condensed consolidated financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end.

Change in fair value of investment in equity securities

Change in fair value of investment in equity securities relates to movements in fair value of investment in equity securities of strategic investments such as the investment in QX Resources Limited (“QXR”) and IRIS Metals Limited (“Iris Metals”), that need to be recorded in the unaudited condensed consolidated statements of operations for each reporting period, based on readily available quoted prices for such investment.

Gain on extinguishment of liability

Gain on extinguishment of liability represents the gain recognized on the extinguishment of vendor payable balance.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025	Change $	Change %
Revenue	$-	$-	$-	-

General and administrative expenses	3,984,901	5,748,648	(1,763,747)	(31)%
Operating loss	(3,984,901)	(5,748,648)	1,763,747	(31)%
Other income (expenses)
Interest income	-	7,279	(7,279)	(100)%
Interest expense	(365,606)	(107,841)	(257,765)	239%
Finance charge	(227,187)	(198,422)	(28,765)	14%
Change in fair value of earnout shares	-	528,000	(528,000)	(100)%
Change in fair value of warrant liability	(667,571)	1,699,177	(2,366,748)	(139)%
Change in fair value of investment in equity securities	5,601	10,755	(5,154)	(48)%
Gain on extinguishment of liability	4,972	-	4972	100%
Total other income (expenses)	(1,249,791)	1,938,948	(3,188,739)	(164)%

Net loss	$(5,234,692)	$(3,809,700)	$(1,424,992)	37%

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses are primarily attributable to employee-related compensation expenses representing base salary, benefits and stock-based compensation expense, fees for professional consulting fees, mainly comprising marketing advisory services, insurance costs, and other consulting and legal services. The details of these expenses are as follows:

	Three months ended
	March 31, 2026	March 31, 2025	Change $	Change %
Payroll and related taxes	$2,768,736	$3,556,648	$(787,912)	(22)%
Professional and consulting fees	471,623	1,222,673	(751,050)	(61)%
Legal fees	188,802	212,935	(24,133)	(11)%
Insurance	121,269	145,038	(23,769)	(16)%
Other	434,471	611,354	(176,883)	(29)%
Total	$3,984,901	$5,748,648	$(1,763,747)	(31)%

For the three months ended March 31, 2026, general and administrative expenses decreased compared to the three months ended March 31, 2025, primarily due to a decrease in employee related costs primarily driven by lower stock based compensation expense, a decrease in professional and consulting fees driven by decrease in stock based compensation expense for consultants and technical consultants and a decrease in accounting advisory, statutory auditor fees, and business consulting fees, as well as a decrease in legal and insurance fees. In addition, the decrease in other expenses during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to expenses incurred for the ground-breaking event in the prior year period, partially offset by an increase in other administrative expenses associated with our expanded operations.

Other Income (Expenses)

Interest income

For the three months ended March 31, 2026, we did not recognize any interest income, compared to $7,279 for the same period in 2025. The decrease of $7,279 is attributable to interest income earned in the prior year period on promissory notes issued in August 2024. These promissory notes, including accrued interest, were written off in fiscal year 2025 as the notes were deemed unrecoverable.

Interest expense

For the three months ended March 31, 2026, interest expenses increased by $257,765 compared to three months ended March 31, 2025 primarily due to interest accretion related to convertible notes issued in December 2025, interest charged by vendors on outstanding overdue invoices, partially offset by decreases in interest expense incurred on the financing agreement for our purchase of directors’ and officers’ and other insurance policies and interest expense on other short-term loans with various lenders.

Finance charges

The increase in finance charges of $28,765 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to the cost incurred to enter into the B. Riley Purchase Agreement and increase in cost of the issuance of shares under the B. Riley Purchase Agreement, partially offset by a change in fair value of our make-whole provision related to the Common Stock Purchase Agreement entered into on October 7, 2024 with B. Riley Principal Capital II.

Change in fair value of sponsor earnout shares

The decrease in income from the change in fair value of earnout shares by $528,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was related to movements in fair value of earnout shares issued to the Sponsor, primarily driven by a decrease in quoted market price, which have been classified as liability instruments in the condensed consolidated financial statements. The fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

The decrease in income from change in fair value of warrant liability by $2,366,748 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was related to movements in fair value of Public and Private Warrants, which have been classified as liability instruments in the condensed consolidated financial statements, primarily driven by a decrease in quoted market price, that need to be recorded in the unaudited condensed consolidated statements of operations for each reporting period, based on fair value at period end.

Change in fair value of investment in equity securities

For the three months ended March 31, 2026, the fair value of investment in equity securities decreased by $5,154, compared to three months ended March 31, 2025, primarily due to fluctuations in the fair value of investments in QXR and IRIS Metals, based on readily available quoted market prices for these investments.

Gain on extinguishment of liability

For the three months ended March 31, 2026, we recognized gain on extinguishment of liability of $4,972 which represents the credit received against a vendor payable balance, with no comparable gain for the same period in 2025.

Tax expenses

For the three months ended March 31, 2026 and 2025, the tax expense was nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the unaudited condensed consolidated balance sheet as at March 31, 2026 and the audited condensed consolidated balance sheet as at December 31, 2025, primarily due to net operating loss carry forwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three months ended March 31, 2026 and March 31, 2025, we incurred a net loss of $5,234,692 and $3,809,700, respectively. Since we have yet to start commercial production of battery grade lithium, our operating expenses are expected to increase as we continue to recruit more personnel to perform general operational tasks and set up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $73,577,276 and $ 68,342,584 respectively.

We have not earned any revenue and have been operating at a loss since inception. We have an accumulated deficit and stockholders’ deficit.

Liquidity Requirements

Our primary requirements for liquidity and capital are investment in new facilities, new technologies, working capital and general corporate needs. Specifically, in this regard, the total refinery cost, which includes all direct and indirect costs and contingencies needed to build phase 1 of the refinery, (25,000 metric tons per annum of battery grade lithium carbonate), has been estimated at approximately $500 million following completion of FEL-3 study. We intend to finance our project cost through a mix of debt, equity and potential government grants. We expect our operational expenditures to increase for the foreseeable future in connection with ongoing and future activities. Specifically, expenditures will increase as we:

●	Secure and build facilities;
●	invest in research and development activities to advance the development of our technologies; and
●	incur additional expenses associated with operating as, a public company.

Our current and ongoing liquidity requirements will depend on many factors, including: our launch cadence, the timing and extent of spending to support additional development efforts, the introduction of new and enhanced offerings, the expected market adoption of our offerings, and the timing and extent of additional capital expenditures to build and invest in the development of our Facility. In addition, we may, in the future, enter into arrangements to acquire or invest in complementary businesses, business offerings and technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.

Sources of Liquidity and Going Concern

We have funded our operations with proceeds from sales of Legacy Stardust Power Common Stock, promissory notes, simple agreements for future equity notes (“SAFE notes”), debt financing, equity financing and convertible equity agreements. To continue as a going concern, we anticipate funding our near-term operations through the sale of equity securities, promissory notes, debt financing or from other capital sources. If adequate funds are not available, we may be required to curtail, delay, or eliminate some or all of our planned activities, or raise additional financing to continue to fund operations, and may not be able to continue as a going concern.

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are a development stage entity with no revenues, and have incurred net loss since inception of $73,577,276 and stockholders’ deficit of $7,867,665 as at March 31, 2026. We expect to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed our existing cash balance and net working capital.

As discussed above:

●	On December 23, 2025, we entered into the Lind Securities Purchase Agreement with Lind providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, we initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 and a Common Stock Purchase Warrant, for the purchase of approximately 411,245 shares. After deducting a commitment fee of $100,000 and other transaction-related costs, we received net cash proceeds of approximately $3,792,500.

●	On February 12, 2026, we entered into the B. Riley Purchase Agreement and the B. Riley Registration Rights Agreement. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, we will have the right, in our sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at our option. We are under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, we have issued 465,120 shares of Common Stock aggregating to net proceeds of $1,220,015.

●	Subsequent to the quarter end, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent, shares of our Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). We intend to use this facility to raise capital as needed.

We believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Our ability to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or receive additional borrowings to fund our operating and investing activities over the next year. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. Failure to secure adequate financing could have a material adverse effect on our business, operations and financial performance.

Insurance funding borrowing

On August 5, 2025, we entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly instalments through June 2026 and bears an interest rate of 7.5%. The carrying amount of $103,848 and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on March 31, 2026, and audited consolidated balance sheet as on December 31, 2025, respectively.

Short-term loans

In December 2024, we entered into a binding Term Sheet (the “Endurance Term Sheet”) with Endurance Antarctica Partners II, LLC (“Endurance”), a related party, providing for a loan (the “Endurance Loan”) in the aggregate principal amount of $1,750,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Endurance Maturity Date”). We agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance received warrants of up to 50% of Common Stock issued as an Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. As of December 31, 2025, we have fully repaid the principal amount of $1,750,000 along with the accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

In December 2024, we entered into binding Term Sheets (the “Investor Term Sheets”) with several lenders including DRE Chicago, LLC, a related party (“DRE Chicago” and collectively with the other lenders, the “Investors”), providing for loans (the “Investor Loans”) in the aggregate principal amount of $1,800,000, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Investor Maturity Date”). We agreed to issue to the Investors an aggregate of $2,700,000 in Common Stock as an Equity Kicker In addition, the Investors received warrants of up to 50% of Common Stock issued as an Equity Kicker, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. As of December 31, 2025, we have fully repaid the principal amount of $1,800,000 along with the accrued interest of $67,146 and issued 75,418 shares of Common Stock and 377,092 warrants to the Investors.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Net cash used in operating activities	$(2,065,302)	$(2,875,187)	$809,885
Net cash used in investing activities	(174,836)	(960,332)	785,496
Net cash (used in) provided by financing activities	(4,449)	4,511,080	(4,515,529)
Net change in cash	$(2,244,587)	$675,561	$(2,920,148)

Cash Flows Used in Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $2,065,302, consisting of a $5,234,692 net loss, adjusted for an aggregate of $ 2,655,796 in non-cash charges for stock based compensation, change in fair value of investments, amortization of the 2025 convertible note issuance costs, warrant liability, Common Stock issued for make-whole obligation, non-cash marketing expense for proposed stock issuance to vendor and depreciation and a $513,594 net change in operating assets and liabilities, primarily driven by an increase of $497,373 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, and a decrease of $16,221 in prepaid expenses and other assets.

For the three months ended March 31, 2025, net cash used in operating activities was $2,875,187, consisting of a $3,809,700 net loss, adjusted for an aggregate of $915,041 in non-cash charges for stock based compensation, change in fair value of investments, warrant liability, Sponsor earnout shares, the Common Stock make-whole obligation, and depreciation and a $19,472 net change in operating assets and liabilities, primarily driven by a decrease of $69,462 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by an increase of $88,934 in prepaid expenses and other assets.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2026, and March 31, 2025, net cash used in investing activities was $174,836 and $960,332, respectively, primarily representing capital project costs related to construction of the refinery.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $4,449 and related primarily to Common Stock issuance proceeds of $97,106 offset by repayment of insurance funding borrowing of $101,555.

For the three months ended March 31, 2025, net cash provided by financing activities was $4,511,080, and related primarily due to gross proceeds from the consummation of a public offering in January 2025 of $5,750,400, warrant Inducement gross proceeds of $2,971,040 in March 2025, an advance from PIPE investors of $125,000, and Common Stock issuance proceeds of $16,414, partially offset by the repayment of short-term loans of $3,677,914, payment of transaction costs associated with public offering and warrant inducement of $648,860, and deferred transaction costs payment of $25,000.

Operating and Capital Expenditure Requirements

We have not earned any revenue and have been operating at a loss since inception. We have an accumulated deficit and stockholders’ deficit. These conditions raise substantial doubt about our ability to continue to finance operations over the next twelve months and is dependent upon management’s plan to raise additional capital from issuance of equity or receive additional borrowings to fund our operating and investing activities over the next one year. Our intended capital requirements depend on many factors including the capital expenditure required to set up our Facility, and undertake all activities necessary to start commercial production, prices of capital equipment, and preliminary costs. In the future, it will depend on our expansion of acquiring new assets/sites to have access and potential ownership of raw material. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. If additional financing is required from outside sources, over and above what we are intending to raise currently, we may not be able to raise it on acceptable terms or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected, and we may not be able to continue our intended operations as a going concern.

Commitments and Contractual Obligations

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding other contractual obligations and commitments as at March 31, 2026. While we have not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

Summary of Critical Accounting Estimates

We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our unaudited condensed consolidated financial condition and results of our operations. See Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report for a description of our other significant accounting policies. The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the amounts reported in those unaudited condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Income Taxes

Income taxes are recorded in accordance with Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding recent accounting pronouncements.

Segment Reporting

We report segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC Topic 280, “Segment Reporting.” We have a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are accessed. Our CODM is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have a single, common management team and our cash flows are reported and reviewed on a total-company basis.

Related Party Transactions

On September 18, 2024, we entered into a consulting agreement in the amount of $500,000 with DRE Chicago, whose principal is Paramita Das. Ms. Das was previously our Chief Strategy Officer and Senior Advisor to our CEO. Additionally, as discussed above, in December 2024, we entered into a binding term sheet with DRE Chicago and other Investors, providing for loan in the principal amount of $250,000 to DRE Chicago, bearing interest at a rate of 15% per year, and maturing in March 2025 (the “Maturity Date”). In addition, we agreed to issue to DRE Chicago an aggregate of $375,000 in Common Stock as an Equity Kicker. In addition, DRE Chicago received warrants representing the right, exercisable within five years of the closing date, to receive up to 50% of Common Stock issued as an Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. As of December 31, 2025, we have repaid the principal amount of $250,000 along with accrued interest of $9,166 and issued 10,474 shares of Common Stock and 52,374 warrants to DRE Chicago. Ms. Das terminated her employment with us in November 2025 and is no longer considered a related party as of March 31, 2026.

As discussed above, in December 2024, we entered into the Endurance Term Sheet with Endurance to provide for the Endurance Loan. In addition, we agreed to issue to Endurance $3,500,000 in Common Stock as an Equity Kicker. In addition, Endurance received warrants representing the right, exercisable within five years of the closing date, to receive up to 50% of Common Stock issued as an Equity Kicker, with each 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00 in accordance with the private placement terms. As of December 31, 2025, we have repaid the principal amount of $1,750,000 along with accrued interest of $70,000 and issued 97,765 shares of Common Stock and 488,826 warrants to Endurance.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of our initial public offering (the “Private Warrants”). At closing of the Business Combination, we acquired the net liabilities for GPAC II including the Private Warrants. Each 10 Private Warrant entitles the holder to purchase one share of Common Stock at $115.0 per share. At March 31, 2026, there were 5,566,667 Private Warrants outstanding. As at March 31, 2026, the fair value of Private Warrants amounted to $912,377. We valued our Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, we issued 100,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30 trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. We assess the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at March 31, 2026, the fair value of Sponsor Earnout Shares amounted to $4,700.

Subsequent Events

See Note 15 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding subsequent events.

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

Liquidity risk

Liquidity risk is the risk that we are unable to timely access necessary funding sources in order to operate our business, as well as the risk that we are unable to timely divest securities that we hold in connection with our sales and trading activities. We have been successful in equity financing in the past but there is no assurance that we will continue to be able to finance the Company with equity financing. We do not have substantial credit lines for financing the Company.

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

Human Capital Risk

The success of our business is dependent upon the skills, expertise, industry knowledge and performance of our employees. Human capital risks represent the risks posed if we fail to attract and retain qualified individuals, particularly those having specialized technical knowledge in the exploration, extraction, and purification of brine from varying sources to produce battery-grade lithium, and employees who are motivated to serve the best interests of our clients, thereby serving our best interests. Attracting and retaining employees depends, among other things, on our Company’s culture, management, work environment, geographic locations and compensation. There are risks associated with the proper recruitment, development and rewards of our employees to ensure quality performance and retention. We offer competitive compensation and benefits to retain human capital, intend to offer educational opportunities to allow advancement, and promote balance in work life conditions by offering hybrid work- from-home options.

Legal and regulatory risk

Legal and regulatory risk includes the risk of non-compliance with applicable legal and regulatory requirements and the loss to our reputation that we may suffer as a result of a failure to comply with laws, regulations, rules, related self-regulatory organization standards and codes of conduct applicable to our business activities. We are generally subject to extensive regulations in the various jurisdictions in which we conduct our business. We are in the process of setting up procedures that are designed to help promote compliance with applicable statutory and regulatory requirements, such as public company reporting obligations, regulatory net capital requirements, sales practices, potential conflicts of interest, anti-money laundering, privacy and recordkeeping. We also expect to establish procedures that are designed to require that our policies relating to ethics and business conduct are followed.

Market Risk Exposure

Interest Rate Risk

As of March 31, 2026, we did not have any significant risk for changes in interest rates.

Credit Risk

We are subject to credit risk with respect to our cash balances for those amounts in excess of the FDIC insured amount of $250,000. We have only one financial banking institution.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations for the three months ended March 31, 2026, other than its impact on the general economy. However, we are currently operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly as we continue to invest in growth in our business. The principal inflationary factor affecting our business is higher costs. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC v. Stardust Power, Inc., Case No: 654037/2025. The complaint names us as defendant, alleging, among other things, that we breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On September 19, 2025, we filed our answer in response to the complaint, in which we denied all liability and asserted several affirmative defenses. We plan to vigorously defend against the lawsuit and the action will proceed next to the discovery stage and for further proceedings.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our business, results of operations, or financial condition.

As of March 31, 2026, there have been no material changes to our risk factors since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements

No directors or executive officers of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Report.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2025).
3.4	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Global Partner Acquisition Corp II’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020).
4.6	Warrant Agreement, dated January 11, 2021, by and between Global Partner Acquisition Corp II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on January 15, 2021).
4.7	Form of common warrant issued in the private placement between the Company and certain investors pursuant to a terms sheet dated December 31, 2024 (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.8	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 6, 2024 (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.9	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 13, 2024 (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2025).
4.11	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
4.12	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
4.13	Form of Secured Debt Indenture (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
10.1†	Form of Common Stock Purchase Agreement, dated as of February 12, 2026, by and between Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 12, 2026).
10.2	Registration Rights Agreement, dated as of February 12, 2026, by and between Stardust Power Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 filed with the SEC on February 12, 2026).
10.3	Executive Employment Agreement, dated January 26, 2026, by and between Stardust Power Inc. and Bruce Czachor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026).
10.4*	Form of Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith. The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Form 10-Q, irrespective of any general incorporation language contained in such filing.

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: May 14, 2026		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

