Form 10-Q
period 2026-06-30
Stardust Power Inc.
filed 2026-08-13
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, there were 14,049,388 shares of common stock, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025	1
	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2026, and 2025 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three months and six months ended June 30, 2026, and 2025 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026, and 2025 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signature		45

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

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to substantial known and unknown risks, uncertainties, and other factors, most of which are difficult to predict and many of which are beyond our control and could cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to differ materially from the expected results, outcomes, performances or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	our ability to maintain the listing of the Common Stock and the Public Warrants on the Nasdaq and comply with the Nasdaq’s continued listing requirements;
●	our ability to regain compliance with the Nasdaq’s continued listing requirements and rules, and the risk that the Nasdaq may delist our Common Stock and Public Warrants, which could negatively affect our company, the price of our Common Stock and Public Warrants and our shareholders’ ability to sell our Common Stock and Public Warrants in the event we are unable to list our Common Stock and Public Warrants on another exchange;
●	the Company’s ability to issue equity or equity-linked securities, to obtain debt financing, or refinance existing indebtedness on satisfactory terms, or otherwise raise financing in the future;
●	the liquidity and trading of the Common Stock and the Public Warrants;
●	members of the Company’s management team allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;
●	the Company’s future financial performance;
●	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees, or directors;
●	the Company’s ability to manage future growth;
●	the Company’s ability to operate in the lithium industry;
●	the Company’s ability to enter into and deliver products under offtake agreements;
●	the Company’s ability to develop new products and services, bring them to market in a timely manner, and make enhancements to its business;
●	the effects of competition on the Company’s business;
●	market demand for and uses of lithium-based end products;

ii

●	changes in domestic and foreign business, financial, political, and legal conditions;
●	future global, regional, or local macroeconomic and market conditions;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations, and inquiries;
●	the development, effects and enforcement of laws and regulations;
●	the Company’s ability to maintain proper and effective internal controls over financial reporting, and the Company’s ability to produce accurate and timely financial statements; and
●	the Company’s other plans, objectives, expectations, intentions and risks and uncertainties described or referenced in this Quarterly Report on Form 10-Q under the heading “Risk Factors,” in our Annual Report on Form 10-K under the heading “Risk Factors,” and in other documents that the Company files from time to time with the SEC.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of June 30, 2026	As of December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$540,264	$3,480,151
Prepaid expenses and other current assets	264,269	573,834
Deferred transaction costs	104,291	25,000
Total current assets	$908,824	$4,078,985
Property and equipment, net	1,782,505	1,757,271
Capital project costs	5,484,180	5,354,493
Investment in equity securities	28,802	37,374
Right of use asset, net	157,444	-
Other long-term assets	692,904	547,169
Total assets	$9,054,659	$11,775,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,719,997	$8,305,096
Accrued liabilities and other current liabilities	4,088,736	4,836,999
Current portion of early exercised shares option liability	925	1,122
Current portion of convertible note	2,029,935	933,022
Current portion of lease liability	90,527	-
Short-term loans	-	205,403
Total current liabilities	$14,930,120	$14,281,642
Warrant liability	1,157,818	1,042,036
Earnout liability	4,700	4,700
Convertible note	1,135,780	2,259,984
Lease liability	66,917	-
Early exercised shares option liability	184	613
Total liabilities	$17,295,519	$17,588,975

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at June 30, 2026, and December 31, 2025	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 11,628,657 and 9,869,558 shares issued and outstanding as at June 30, 2026, and December 31, 2025, respectively	1,152	975
Additional paid-in capital	69,238,158	62,527,926
Accumulated deficit	(77,480,170)	(68,342,584)
Total stockholders’ deficit	$(8,240,860)	$(5,813,683)
		-
Total liabilities and stockholders’ deficit	$9,054,659	$11,775,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$-	$-	$-	$-

General and administrative expenses	3,894,683	3,036,347	7,879,584	8,784,994
Operating Loss	(3,894,683)	(3,036,347)	(7,879,584)	(8,784,994)
Other income (expenses)
Interest income	2	4,731	2	12,010
Interest expense	(331,715)[1]	(58,092)[1]	(697,321)[1]	(165,933)[1]
Finance charge	(86,733)	(20,697)	(313,920)	(219,120)
Change in fair value of sponsor earn out shares	-	-	-	528,000
Change in fair value of warrant liability	551,789	472,515	(115,782)	2,171,692
Change in fair value of investment in equity securities	(14,173)	(738,889)	(8,572)	(728,134)
Loss on sale of investment in equity securities	-	(95,178)	-	(95,178)
Loss on write-off of promissory note and deposit	-	(232,481)	-	(232,481)
Loss on extinguishment of liability, net	(127,381)	-	(122,409)	-
Total other income (expenses)	(8,211)	(668,091)	(1,258,002)	1,270,856

Net Loss	$(3,902,894)	$(3,704,438)	$(9,137,586)	$(7,514,138)

Net loss per share[2]
Basic	$(0.35)	$(0.59)	$(0.87)	$(1.29)
Diluted	$(0.35)	$(0.59)	$(0.87)	$(1.29)

Weighted average common shares outstanding[2]
Basic	11,063,807	6,319,817	10,492,494	5,811,684
Diluted	11,063,807	6,319,817	10,492,494	5,811,684

(1)	Includes related party amounts of Nil and $422 for the three months ended June 30, 2026, and 2025, respectively and Nil and $58,651 for the six months ended June 30, 2026, and 2025, respectively.
(2)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

For Six months ended June 30, 2026

	Common Stock		Additional paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2025	9,869,558	$975	$62,527,926	$(68,342,584)	$(5,813,683)
Net loss	-	-	-	(5,234,692)	(5,234,692)
Stock based compensation (Note 5)	-	-	1,510,259	-	1,510,259
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Issuance of common stock	29,067	3	97,103	-	97,106
Issuance of common stock for settlement of RSU	67,848	7	(7)	-	-
Issuance of common stock for settlement of accrued liability	-	-	1,573,032	-	1,573,032
Balance as at March 31, 2026	9,966,473	$985	$65,708,626	$(73,577,276)	$(7,867,665)
Net loss	-	-	-	(3,902,894)	(3,902,894)
Stock based compensation (Note 5)	-	-	1,270,215	-	1,270,215
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Issuance of common stock	476,799	48	1,254,295	-	1,254,343
Issuance of common stock pursuant to at-the-market offering, net of issuance costs (Note 4)	79,503	8	157,439	-	157,447
Issuance of common stock for settlement of RSU	660,234	66	(66)	-	-
Issuance of common stock to vendor (Note 4)	65,000	7	(7)	-	-
Issuance of common stock for partial repayment of 2025 convertible note	380,648	38	847,343	-	847,381
Balance as at June 30, 2026	11,628,657	1,152	69,238,158	(77,480,170)	(8,240,860)

For the six months ended June 30, 2025

	Common Stock (1)		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital (1)	Deficit	Deficit
Balance as at December 31, 2024	4,773,628	460	33,232,704	(52,618,948)	(19,385,784)
Net loss	-	-	-	(3,809,700)	(3,809,700)
Transfer from early exercised stock option liability on vesting	-	1	360	-	361
Stock based compensation (Note 5)	-	-	2,954,279	-	2,954,279
Issuance of common stock	398	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	479,200	48	4,591,021	-	4,591,069
Issuance of common stock upon warrant inducement, net of offering costs	479,200	48	2,798,151	-	2,798,199
Repurchase of unvested early exercised common stock	(24,449)	-	-	-	-
Issuance of common stock for settlement of RSU	57,071	6	(6)	-	-
Balance as at March 31, 2025	5,765,048	$563	$43,592,923	$(56,428,648)	$(12,835,162)
Net loss	-	-	-	(3,704,438)	(3,704,438)
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Stock based compensation (Note 5)	-	-	1,426,400	-	1,426,400
Issuance of common stock (Note 4)	16,062	2	106,134	-	106,136
Issuance of common stock to short- term loan holders (Note 13)	173,184	17	6,199,983	-	6,200,000
Issuance of common stock to PIPE investors (Note 4)	12,850	1	549,999	-	550,000
Issuance of common stock to vendor	15,000	1	80,611	-	80,612
Issuance of common stock under license arrangement (Note 4)	50,000	5	342,995	-	343,000
Issuance of common stock for settlement of RSU	135,340	14	(14)	-	-
Issuance of common stock from public offering, net of offering costs	2,260,000	226	3,945,449	-	3,945,675
Balance as at June 30, 2025	8,427,484	$829	$56,244,793	$(60,133,086)	$(3,887,464)

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities:
Net loss	$(9,137,586)	$(7,514,138)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,780,474	4,380,679
Non-cash marketing expense for stock issued to vendor	151,128	-
Amortization of debt discount and debt issuance costs	692,710	-
Change in fair value of common stock make-whole obligation	53,629	215,443
Loss on sale of investments in equity securities	-	95,178
Change in fair value of investment in equity securities	8,572	728,134
Loss on extinguishment of liability, net	122,409	-
Loss on write-off of promissory note and deposit	-	232,481
Deferred transaction cost expensed	25,000	30,000
Change in fair value of warrant liability	115,782	(2,171,692)
Change in fair value of sponsor earnout shares	-	(528,000)
Depreciation expense	2,566	1,536
Amortization of operating lease right-of-use asset	15,810	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	12,701	239,723
Accounts payable	487,156	128,902
Accrued liabilities and other liabilities	682,807	(328,696)
Operating right of use asset and liability	(15,810)	-
Net cash used in operating activities	$(4,002,652)	$(4,490,450)
Cash flows from investing activities:
Capital project costs	(175,644)	(2,278,760)
Land acquisition cost	-	(16,619)
Proceeds from sale of investment in equity securities	-	78,311
Purchase of computer and equipment	(18,668)	-
Net cash used in investing activities	$(194,312)	$(2,217,068)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,512,480	122,551
Proceeds from issuance of notes payable to related parties	-	250,000
Repayment of notes payable to related parties	-	(250,000)
Repayment of short-term loan from related parties	-	(2,000,000)
Repayment of short-term loan	(205,403)	(1,808,552)
Proceeds from advance received from PIPE investors	-	125,000
Deferred transaction costs paid	(50,000)	(25,000)
Proceeds from public offerings	-	10,270,400
Proceeds from warrant inducement exercises	-	2,971,040
Transaction costs associated with public offerings and warrant inducement	-	(1,252,152)
Repurchase of unvested shares	-	(1,593)
Net cash provided by financing activities	$1,257,077	$8,401,694

Net (decrease)/ increase in cash	$(2,939,887)	$1,694,176
Cash at the beginning of the period	3,480,151	912,574
Cash at the end of the period	$540,264	$2,606,750

Supplemental disclosure for cash flow information:
Interest paid	$40,684	$143,565
Taxes paid	$2,650	5,150
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital project costs	112,514	1,698,517
Unpaid property and equipment purchase cost	9,132	-
Fair value of common stock issued to settle accrued bonus	1,573,032	-
Operating right of use asset obtained in exchange for new lease liability	173,254	-
Common stock issued for partial repayment of 2025 convertible note	847,381	-
Unpaid at-the-market offering costs	57,875	-
Reclass of advances to capital project costs	-	236,235
Unpaid public offering issuance cost	-	623,345
Unpaid warrant inducement issuance cost	-	29,000
Incremental fair value of warrant inducement	-	2,108,480
Issuance of common stock to short- term loan holders	-	6,200,000
Issuance of common stock to PIPE investors	-	550,000
Issuance of common stock to vendor	-	80,612
Issuance of common stock under license arrangement	-	343,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026, its unaudited condensed consolidated statements of operations and stockholders’ deficit for the three and six months ended June 30, 2026 and June 30, 2025, and its unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the above referenced Form 10-K.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, the incremental borrowing rate for determining operating lease assets and liabilities and fair valuation of stock-based compensation, common shares purchase agreement, warrants, convertible notes, and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2026, the Company has $540,264 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $3,902,894 and $9,137,586 for the three and six months ended June 30, 2026, respectively. The Company has an accumulated deficit of $77,480,170 and stockholders’ deficit of $8,240,860 as of June 30, 2026. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

On December 23, 2025, the Company entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, the Company initially drew down gross proceeds of $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant (the “2025 Lind Warrant”), for the purchase of approximately 411,245 shares (the “Lind Warrant Shares”). After deducting a commitment fee of $100,000 and other transaction-related costs, the Company received net cash proceeds of $3,792,500 (See Note 8).

On February 12, 2026, the Company entered into a Common Stock Purchase Agreement (the “B. Riley Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”), the selling stockholder. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, the Company will have the right, in its sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at the option of the Company. The Company is under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, the Company has issued 505,866 shares of Common Stock aggregating to net proceeds of $1,310,904 under this arrangement (See Note 4).

On May 8, 2026, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may sell from time to time through the Agent, shares of the Company’s common stock, par value $0.0001 per share (the “Placement Shares”), having an aggregate offering price of up to $5,000,000 (the “ATM Offering”). The Company intends to use this facility to raise capital as needed. As of the date of this filing, the Company has issued 2,159,867 Placement shares of Common Stock aggregating to net proceeds of $3,112,021 under this arrangement (See Note 4).

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

Net Loss per Share

The Company adopted Accounting Standard Codification (“ASC”) 260, “Earnings per Share”, at its inception. Basic net loss per share is calculated by dividing the net loss by the weighted average number of Common Stock outstanding for the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as at the first of the year for any potentially dilutive debt or equity. Potential common stock from unvested restricted stock options, earnouts and common stock warrants are computed using the treasury stock method. Contingently issuable shares are included in basic EPS only when there is no circumstance under which those shares would not be issued.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Numerator:
Net loss	$(3,902,894)	$(3,704,438)	$(9,137,586)	$(7,514,138)
Denominator:
Weighted average shares outstanding	11,063,807	6,319,817	10,492,494	5,811,684
Net loss per share, basic and diluted	$(0.35)	$(0.59)	$(0.87)	$(1.29)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	June 30, 2026	June 30, 2025
Restricted Stock options	16,923	36,195
Restricted Stock Units	99,680	168,603
Performance Stock units	50,658	50,658
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	486,413	486,413
Private warrants	556,666	556,666
Inducement warrants	-	958,400
Short term loan warrants	86,591	86,591
Private placement warrants	6,425	6,425
2025 Convertible notes shares	698,989	-
2025 Convertible notes warrants	411,245	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of June 30, 2026, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the six months ended June 30, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

On February 7, 2025 (the “License Agreement Effective Date”), the Company executed an exclusive license agreement (the “License Agreement”) with KMX Technologies, Inc., a Delaware corporation (“KMX”). Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s vacuum membrane distillation technology (“VMD Technology”) and associated processes and systems (including units incorporating the VMD Technology (“KMX VMD Units”)) for use in the Company’s refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from the Licensor during the term of the License Agreement on the terms and conditions set forth therein.

On October 20, 2025, the Company entered into a non-binding letter agreement with Prairie Lithium Limited (“Prairie”), an Australia-based company, for the supply of 6,000 metric tons per annum of lithium carbonate equivalent (“LCE”) in the form of lithium chloride. The lithium chloride is sourced from the Prairie Lithium Project in Saskatchewan, Canada and will be used as feedstock at the Facility. The initial contract term would span 6 years starting from the date on which the first commercial shipment is received by the Company, with the option for the Company to renew for two additional six-year terms.

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

NOTE 4 – COMMON STOCK

On July 8, 2024, the Common Stock and Public Warrants began trading on Nasdaq under the ticker symbols “SDST” and “SDSTW”, respectively.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred Stock, respectively. At June 30, 2026, the Company had 11,628,657 shares of Common Stock issued and outstanding. As of December 31, 2025, the Company had 9,869,558 shares of Common Stock issued and outstanding.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at June 30, 2026 and December 31, 2025, the Company did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured at $4,700 as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

Common Stock Purchase Agreement

On October 7, 2024, the Company entered into a common stock purchase agreement and a related registration rights agreement with B. Riley Principal Capital II (the “Prior B. Riley Agreements”), pursuant to which the Company could have, at its sole discretion and subject to certain conditions and limitations (including 4.99% beneficial ownership limitation), sold up to the lesser of $50.0 million of its Common Stock or the applicable Exchange Cap (19.99% of the common shares outstanding immediately prior to execution of the Prior B. Riley Agreements) during the 36-month term of the Prior B. Riley Agreements. The purchase price of shares is based on the VWAP of the Company’s Common Stock on the applicable purchase date, less a fixed 3% discount.

In connection with the Prior B. Riley Agreements, the Company issued 6,369 shares of Common Stock as commitment shares to B. Riley Principal Capital II with a grant date fair value of $500,000, which was recorded as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. The Prior B. Riley Agreements also provided for a make-whole mechanism whereby, if B. Riley Principal Capital II’s aggregate resale proceeds from the commitment shares were less than $500,000, the Company would pay the shortfall in cash, and if the resale proceeds exceeded $500,000, B. Riley Principal Capital II would remit 50% of the excess to the Company. As of June 30, 2025, the fair market value of the commitment shares was $12,546, resulting in a make-whole obligation of $487,454. The change in the fair value of the make-whole obligation of $17,513 and $215,443 was recognized as a component of finance charges in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively.

On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Agreements. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted Common Stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing that the Company is currently working on with the Investor or its affiliate, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of Common Stock (“Settlement Shares”) to B. Riley Principal Capital II to satisfy one-third of the make-whole payment as per the terms of the Agreement. As of December 31, 2025, and June 30, 2026, the fair value of the Settlement Shares was $109,405 and $55,776, respectively, which was less than one-third of the make-whole obligation of $157,315. Accordingly, the Company recorded an accrual of $47,910 as of December 31, 2025, and an additional accrual of $53,629 for the six months ended June 30, 2026, representing the differential between the fair value of the Settlement Shares and one-third of the make-whole obligation. In January 2026, the Company made a cash payment of $157,314 to settle one-third of the make-whole obligation and in May 2026, the Company received an invoice for the remaining one-third of the make-whole obligation of $157,314 and made a cash payment of $75,000. As of December 31, 2025 and June 30, 2026, the total make-whole obligation balance was $362,538 and $101,539, respectively and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. The change in the fair value of the make-whole obligation of $28,602 and $53,629 is recorded as a component of finance charges in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026.

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

Under the applicable Nasdaq rules, and absent stockholder approval or satisfaction of an “at-market” exception, the Company may not issue to B. Riley Principal Capital II under the B. Riley Agreements more than 1,972,924 shares of Common Stock, which represents 19.99% of the Common Stock outstanding immediately prior to the execution of the B. Riley Agreements (the “Exchange Cap”). In addition, B. Riley Principal Capital II may not acquire shares under the B. Riley Agreements to the extent such issuances would result in B. Riley Principal Capital II and its affiliates beneficially owning more than 4.99% of Stardust’s outstanding common stock (the “Beneficial Ownership Limitation”), as determined under Section 13(d) of the Exchange Act and Rule 13d-3 thereunder. The Company evaluated the B. Riley Agreements to determine whether they should be accounted for considering the guidance in ASC 815-40 and concluded that it is an equity-linked contract that does not qualify for equity classification and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of June 30, 2026.

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

In connection with entering into the B. Riley Agreements, the Company agreed to reimburse B. Riley Principal Capital II for certain fees and expenses, including (i) a Qualified Independent Underwriter (“QIU”) fee and initial legal fee reimbursements payable at or around Closing and Commencement (as defined in the B. Riley Agreements) and (ii) ongoing quarterly legal fee reimbursements for B. Riley Principal Capital II’s due-diligence and related matters. The Company also agreed that a fully earned, non-refundable Prior Transaction Cash Holdback Amount of $157,314, relating to a prior terminated transaction with B. Riley Principal Capital II, will be funded by allowing B. Riley Principal Capital II to withhold 10% of the gross purchase price on each VWAP or Intraday VWAP Purchase under the new facility until cumulative withholdings equal to $157,314. If the Company fails to pay in full this Prior Transaction Cash Holdback Amount on or before September 30, 2026, the Company will also be obligated to pay B. Riley Principal Capital II a one-time non-refundable commitment fee of up to $100,000, in accordance with the terms of the B. Riley Agreements. In May 2026, the Company received an invoice for the Holdback Amount of $157,314 and made a cash payment of $75,000.

Other than shares that may be issued to B. Riley Principal Capital II under this facility, the Company has issued and may continue to issue additional shares of its Common Stock from time to time in separate transactions, which may result in further dilution to existing stockholders.

During the three and six months ended June 30, 2026, the Company issued 476,799 and 505,866 shares of Common Stock aggregating to net proceeds of $1,216,711 and $1,310,904, respectively.

At-the-Market Issuance Sales Agreement

On May 8, 2026, the Company entered into the Sales Agreement with the Agent, pursuant to which the Company may issue and sell the Placement Shares from time to time, in its sole discretion, through the ATM Offering, through or to the Agent acting as sales agent or principal. The ATM Offering is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-294938), which has been declared effective by the SEC. The Company has filed a Prospectus Supplement specifically relating to the Placement Shares. The Company is not obligated to sell any shares under the Sales Agreement and may suspend or terminate the Sales Agreement at any time. The Company’s ability to raise capital through sales of Placement Shares under the Sales Agreement is subject to, among other things, the continued effectiveness of the shelf registration statement and related Prospectus Supplement and market conditions, including the trading price and trading volume of the Company’s common stock, and the Company may be unable to sell Placement Shares at times, or on terms, that are acceptable to the Company.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales of the Placement Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Capital Market or any other existing trading market for the Company’s common stock, in negotiated transactions, or by any other method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the terms of the Sales Agreement, the Agent may also purchase Placement Shares as principal for its own account at a price to be agreed upon at the time of sale.

The Agent will be entitled to compensation under the terms of the Sales Agreement at a commission rate equal to up to 3.0% of the gross proceeds of the sales price of common stock that it sells as Agent and up to 5.0% of the gross proceeds of the sales price of common stock sold to the Agent as principal. In connection with entering into the Sales Agreement, the Company agreed to reimburse the Agent for certain fees and expenses, reasonable and documented legal, filing and other direct offering costs, including reimbursement of Agent counsel fees not to exceed $50,000 in connection with the execution of the Sales Agreement and $5,000 per calendar quarter thereafter for ongoing representation updates. During the three months ended June 30, 2026, the Company incurred legal and professional fees of $107,875 in connection with entering into the Sales Agreement, which was capitalized as deferred offering costs and will be allocated against proceeds as shares are sold. Of this amount $3,584 was allocated against proceeds as shares are sold during the three months ended June 30, 2026.

The Company has evaluated the Sales Agreement and the Placement Shares issued thereunder in accordance with applicable accounting guidance. The Company determined that the Sales Agreement is not within the scope of ASC 480, Distinguishing Liabilities from Equity, as it does not embody an unconditional obligation to repurchase the Company’s equity shares, an obligation to settle by transferring assets, or an obligation to issue a variable number of shares for a fixed monetary amount. The Sales Agreement was further evaluated under ASC 815, Derivatives and Hedging, and ASC 815-40, Contracts in an Entity’s Own Equity. The Company concluded that the Sales Agreement is not a derivative instrument and does not contain any features that require bifurcation as embedded derivatives. The Sales Agreement is indexed to the Company’s own equity and satisfies all conditions for equity classification under ASC 815-40. Accordingly, the Placement Shares issued under the ATM Offering are classified as permanent equity in the accompanying condensed consolidated balance sheets, and no derivative liability has been recognized in connection with the Sales Agreement or the ATM Offering.

During the three months ended June 30, 2026, the Company sold an aggregate of 79,503 shares of Common Stock at a weighted average price per share of $2.09, aggregating to net proceeds of $161,032, after deducting commissions and other offering expenses. Subsequent to quarter end, the Company sold 2,080,364 shares of Common Stock aggregating to net proceeds of 2,950,989. The Company intends to use the net proceeds from sales of Placement Shares under the Sales Agreement for general corporate purposes, including working capital, capital expenditures, and advancement of its lithium refinery project in Muskogee, Oklahoma.

In connection with the Company’s ATM offering program, the Company has agreed to indemnify the Agent against losses arising from material misstatements or omissions in the Registration Statement or Prospectus, excluding losses attributable to information furnished in writing by the Agent. If indemnification is unavailable, contribution will be allocated based on relative benefits received (Net Proceeds to the Company vs. commissions to the Agent), with the Agent’s contribution capped at total commissions received. These obligations survive termination of the sales agreement. As of June 30, 2026, no claims have been asserted, and the Company does not believe a loss is probable; accordingly, no liability has been accrued.

Public Offering and Warrant Inducement

During the six months ended June 30, 2025, the Company completed two public offerings generating gross proceeds of $5,750,400 (January 2025), approximately $4,520,000 (June 2025, inclusive of a partially exercised over-allotment option) and a warrant inducement transaction generating gross proceeds of $2,971,040 (March 2025). No warrants issued in these transactions remain outstanding as of June 30, 2026. These transactions, and the October 2025 warrant exchange in which the Inducement Warrants were exchanged for shares and cancelled, are described in greater detail in Note 6 to the Company’s Form 10-K.

KMX Licensing Agreement

On February 7, 2025, the Company executed the License Agreement with KMX. Under the terms of the License Agreement, KMX agreed to irrevocably license to the Company the use of KMX’s VMD Technology and associated processes and systems (including KMX VMD Units) for the purpose of the Company’s use of the technology in its refining and upstream operations. Among other obligations set forth in the License Agreement, the Company shall be required to exclusively purchase all KMX VMD Units from KMX during the term of the License Agreement on the terms and conditions set forth therein. The License Agreement grants the Company the exclusive right to sublicense, use, market, sell and operate KMX’s VMD Technology across the United States, Canada and select international markets. As a consideration for this license, the Company agreed to pay KMX a royalty comprised of 50,000 shares of the Company’s Common Stock.

As of the License Agreement Effective Date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company recognized $343,000 as other long-term assets on the audited and unaudited condensed consolidated balance sheets as of December 31, 2025 and June 30, 2026, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vendor shares issuance

On October 30, 2025, the Company approved the issuance of 65,000 shares of Common Stock to a vendor for services to be rendered over a period of 12 months. The shares fully vested upon issuance and will be expensed as services are received. The Company recognized consulting expense of $75,562 and $151,128 for the three and six months ended June 30, 2026, and a prepaid expense of $226,688 and $75,560 as of December 31, 2025 and June 30, 2026, respectively. The corresponding amounts were recorded as an increase to additional paid-in capital. During the quarter ended June 30, 2026, the Company issued the shares to the vendor.

Private Placement Agreement

On December 31, 2024, the Company entered into binding term sheets with certain investors (“2024 Investors”) pursuant to which the Company agreed to sell, and the 2024 Investors agreed to purchase, Company securities for an aggregate amount of $550,000 (the “Private Placement”). The 2024 Investors agreed to purchase, and the Company agreed to issue and sell, up to $550,000 in shares of Common Stock at a price equal to 95% of the closing bid price of the Common Stock on the last trading day prior to the closing date for the Private Placement. In addition, each 2024 Investor will receive warrants representing the right, exercisable within five years of the closing date, to purchase up to 50% of the shares of Common Stock purchased by such 2024 Investor in the Private Placement, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00. The Company received proceeds of $425,000 in December 2024 and additional proceeds of $125,000 in January 2025 from certain 2024 Investors. The Company had accounted for this transaction as Advance from PIPE investor for shares and warrants to be issued based on purchase agreement to be entered on the consolidated balance sheet as of December 31, 2024. On April 24, 2025, the Company issued 12,850 shares of Common Stock and 64,251 Warrants to the investors.

NOTE 5 – STOCK BASED COMPENSATION

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan, and 230,112 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 115,056 shares of Common Stock. During the three and six months ended June 30, 2026, there were no grants under the 2023 Equity Incentive Plan.

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

The early exercised shares liability amounting to $1,109 and $1,735 is outstanding as at June 30, 2026, and December 31, 2025, respectively, and is presented under ‘Early exercised shares option liability’ on the unaudited condensed and audited consolidated balance sheets, respectively.

Stock option activity for the six months ended June 30, 2026, and balances as at the end of June 30, 2026, were as follows:

	Stock Options
	Number of options	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	26,560	$5.55	1.50	$79,548
Granted	-	-
Vested	(9,637)	5.23
Forfeited	-	-
Unvested as of June 30, 2026	16,923	$5.73	1.10	$25,300

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $50,171 and $50,826 for the six months ended June 30, 2026, and 2025, respectively. The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $25,022 and $25,017 for the three months ended June 30, 2026, and 2025 respectively.

As at June 30, 2026, total unvested compensation cost for stock options granted to employees not yet recognized was $92,769. The Company expects to recognize this compensation over a weighted average period of approximately 1.10 years.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2026, and balances as at June 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	54,561	$87.10
Granted	-	-
Vested	(20,805)	85.68
Forfeited	-	-
Unvested as at June 30, 2026	33,756	87.98

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $826,865 and $2,392,528 for the six months ended June 30, 2026, and 2025, respectively.

The total compensation expense for RSU recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $357,967 and $1,094,640 for the three months ended June 30, 2026, and 2025, respectively.

The total fair value of RSU’s vested during six months ended June 30, 2026, was $1,782,495. As at June 30, 2026, total unvested compensation cost for RSUs granted to employees not yet recognized was $699,397. The Company expects to recognize this compensation over a weighted average period of approximately 1.23 years.

2024 Equity Incentive Plan

The Board adopted, and the stockholders of the Company approved, the 2024 Equity Incentive Plan (the “2024 Plan”) in September 2024. The maximum number of shares with respect to one or more awards that may be granted to any one participant during any calendar year shall be 467,366 shares of Common Stock.

On March 13, 2026, the Company filed a Registration Statement on Form S-8 for the purpose of registering an additional (i) 732,159 shares of Common Stock that became issuable under the 2024 Plan pursuant to the provisions of the 2024 Plan providing for automatic increases in the number of shares reserved for issuance thereunder (the “Evergreen Shares”) and (ii) 82,000 shares of Common Stock that may again become available for issuance with respect to awards under the 2024 Plan pursuant to the share counting, share recycling and other terms and conditions of the 2024 Plan (the “Recycled Shares”). Additionally at the Annual Meeting on June 2, 2026, the Company’s stockholders approved an amendment and restatement of the Company’s 2024 Plan to increase the number of shares available for issuance under the 2024 Plan by 2,600,000 shares and extend the 2024 Plan’s term to April 8, 2036.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2026, the Company granted (a) 40,000 RSUs to employees, which vested immediately upon grant, (b) 620,362 RSUs to employees, which vested immediately upon grant and were issued in settlement of prior year bonuses and (c) 21,692 RSUs to consultants which vested immediately upon grant and were issued in settlement of prior year incentives.

The fair value of common stock is based on the closing price of the Company’s Common Stock, as reported on Nasdaq on the date of grant.

RSU activity for the six months ended June 30, 2026, and balances as at the end of June 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	89,147	53.62
Granted	682,054	2.49
Vested	(705,277)	4.19
Forfeited	-	-
Unvested as at June 30, 2026	65,924	53.48

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $1,340,208 and $1,374,077 for the six months ended June 30, 2026, and 2025, respectively.

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $604,056 and $23,564 for the three months ended June 30, 2026, and 2025, respectively.

The total fair value of RSU’s vested during six months ended June 30, 2026, was $2,954,614.

As at June 30, 2026, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $2,936,598. The Company expects to recognize this compensation over a weighted average period of approximately 2.27 years.

As at June 30, 2026, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $480,872. The Company expects to recognize this compensation over a period of approximately 2.21 years.

Performance stock unit (“PSU”) activity for the six months ended June 30, 2026, and balances as at the end of June 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	50,658	67.33
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at June 30, 2026	50,658	67.33

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $563,230 and $563,248 for the six months ended June 30, 2026, and 2025, respectively.

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $283,170 and $283,179 for the three months ended June 30, 2026, and 2025, respectively.

As at June 30, 2026, total unvested compensation cost for PSUs granted to employees not yet recognized was $1,378,621. The Company expects to recognize this compensation over a weighted average period of approximately 1.21 years.

NOTE 6 – ACCOUNTING FOR WARRANT LIABILITY

The Company’s Public Warrants and Private Warrants (together, the “Warrants”) were issued in connection with the Business Combination that closed on July 8, 2024, as described in the Company’s Form 10-K. Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. As at June 30, 2026, and December 31, 2025, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

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

The Company continues to classify the Warrants as derivative liabilities under ASC 815-40, consistent with the classification analysis described in the Company’s Form 10-K. The Warrants are remeasured at fair value each reporting period, with changes recognized in the condensed consolidated statements of operations.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at June 30, 2026, and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At June 30, 2026	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)

Public warrants	$539,918	$539,918	$-	$-
Private warrants	617,900	-	617,900	-
Warrant liability	$1,157,818	$539,918	$617,900	$-

Description	At December 31, 2025 (audited)	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)

Public warrants	$485,926	485,926	-	$-
Private warrants	556,110	-	556,110	-
Warrant liability	$1,042,036	485,926	556,110	$-

At June 30, 2026 and December 31, 2025, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The warrant liabilities are not subject to qualified hedge accounting. The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three and six months ended June 30, 2026.

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QX Resources Limited (“QXR”) for $200,000.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value, and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $28,802 and $37,374 as at June 30, 2026, and December 31, 2025, respectively. The Company recognized a loss of $14,173 and $8,572 for the three and six months ended June 30, 2026, and $12,448 and $16,479 for the three and six months ended June 30, 2025, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business.

The Company held an investment in IRIS Metals Limited (“IRIS Metals”), an ASX listed equity security which was fully divested during fiscal year 2025 and is described in the Company’s Form 10-K. During the three months ended June 30, 2025, the Company sold 1,175,000 ordinary shares of IRIS Metals for total proceeds of $78,311. The carrying value of the shares at the time of sale was $173,489, resulting in a realized loss of $95,178. The remaining shares of IRIS Metals were subsequently sold during the second half of 2025. Accordingly, as of June 30, 2026, and December 31, 2025, the Company no longer held any investment in IRIS Metals and no gain or loss due to changes in the fair value of securities was recognized during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized loss due to changes in the fair value of securities of $726,441 and $711,655, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES AND WARRANTS

Lind 2025 Convertible Note

On December 23, 2025, the Company entered into the Lind Securities Purchase Agreement with Lind providing for up to $15,000,000 in senior secured convertible debt financing. At closing, the Company received net cash proceeds of $3,792,500 after payment of a $100,000 commitment fee and $107,500 in legal fees in exchange for issuing to Lind the 2025 Convertible Note with a principal amount of $4,800,000 and the 2025 Lind Warrant to purchase approximately 411,245 shares of the Company’s Common Stock.

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

The 2025 Convertible Note held by Lind is transferable and may be sold, assigned, or pledged, subject to compliance with applicable laws and regulations. The note may be prepaid in full by the Company upon 10 days’ prior written notice; however, upon any such prepayment notice, Lind may elect to convert up to one-third of the then-outstanding principal at the lower of (i) the applicable conversion price or (ii) the Repayment Share price.

The 2025 Convertible Note includes customary provisions related to change-in-control events, delisting, and events of defaults, which may result in accelerated repayment or conversion at adjusted prices. Upon the occurrence of any of the aforementioned events, Lind may require cash repayment or elect alternative settlement provisions.

The Company evaluated that the 2025 Convertible Note contains embedded features requiring recognition as derivatives and bifurcation. However, the Company determined the fair value of these embedded derivatives was immaterial as of December 31, 2025, and therefore measured the 2025 Convertible Note at amortized cost and recorded it as a liability on the consolidated balance sheet. Because the 2025 Convertible Note and related warrant were issued in a single financing transaction, the Company allocated the net proceeds to the 2025 Convertible Note and the warrants based on their relative fair values. A portion of the total debt issuance costs of $207,500 was allocated to the warrants based on their relative fair value, resulting in an allocation of $34,610 to the warrants and $172,890 to the 2025 Convertible Note. In total, $34,610 was recorded in additional paid-in capital (“APIC”) related to the warrants, and a debt discount and debt issuance costs of $1,640,062 were recorded as a reduction of the carrying amount of the 2025 Convertible Note, representing the difference between the $4,800,000 principal amount and the amount allocated to the debt component at issuance.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2025 and June 30, 2026, the principal amount outstanding under the 2025 Convertible Note was $4,800,000 and $4,080,000, respectively, and unamortized debt discount and issuance costs, including amount attributed to warrants issued, totaled $1,606,994 and $914,285, respectively, resulting in a net carrying amount of $3,193,006 and $3,165,715, respectively, at an effective interest rate of 43.2%.

For the three and six months ended June 30, 2026, the Company recognized $330,752 and $692,710 of interest expense related to the 2025 Convertible Note, representing amortization of debt discount and issuance cost. Such interest expense is included within interest expense in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2026, the Company elected to repay the three scheduled monthly principal installments under the 2025 Convertible Note through the issuance of Repayment Shares. The number of shares issued for each installment was determined in accordance with the terms of the Lind Securities Purchase Agreement. Upon settlement, the Company recognized loss on extinguishment of 2025 Convertible Note of $127,381 for the three months ended June 30, 2026, in the unaudited condensed consolidated statement of operations reflecting the difference between the installment amount and the fair value of the Repayment Shares as of the date of issuance.

The future contractual payments of 2025 Convertible Note as of June 30, 2026, are as follows:

Year	As of June 30, 2026
Remainder of 2026	1,497,600
2027	2,745,600
$4,243,200

Under Section 2.1(s) of the 2025 Convertible Note issued to Lind in December 2025, an event of default occurs if the Company’s market capitalization remains below $15.0 million for ten consecutive trading days. Subsequent to the quarter end, this event of default occurred automatically and without any applicable cure period on August 11, 2026, (the “Triggering Event”). The Triggering Event did not result from any failure by the Company to make scheduled payments under the 2025 Convertible Note. As a result of the Triggering Event, the Company, among other things, became obligated to pay the Mandatory Default Amount, equal to 110% of the outstanding principal (approximately $4.22 million), plus all other amounts owing under the 2025 Convertible Note, with default interest accruing at a rate of 10% per annum. Lind may declare the Mandatory Default Amount immediately due and payable and exercise remedies as a secured creditor over substantially all of the assets of the Company and its subsidiaries, including the pledged equity interests. Lind may also convert outstanding principal into shares of Common Stock at a discounted conversion price.

The Company and Lind are engaged in discussions regarding a potential forbearance, waiver, or amendment with respect to the Triggering Event; however, there can be no assurance that such discussions will result in a definitive agreement, or that any agreement will be reached on terms acceptable to the Company. As of the date these unaudited condensed consolidated financial statements were available to be issued, Lind had not accelerated the 2025 Convertible Note or exercised any remedies thereunder.

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$37,374	$-	$-	$37,374
Total financial assets	$37,374	$-	$-	$37,374

	Fair Value Measurements as at June 30, 2026
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$28,802	$-	$-	$28,802
Total financial assets	$28,802	$-	$-	$28,802

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

	Fair Value Measurements as at June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, “Investments-Equity Securities,” based on quoted prices in active markets.

(b)

For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earnout. Change in the fair value of earnout liability is reflected in the unaudited condensed consolidated statements of operations.

The make-whole obligation liability related to the Prior B. Riley Purchase Agreement is measured at fair value categorized within Level 1 of the fair value hierarchy. See Note 4.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – SEGMENT REPORTING

The Company reports segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, “Segment Reporting”. The Company has a single reportable operating segment which operates as a single business platform. In reaching this conclusion, management considered the definition of the Chief Operating Decision Maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM, how the CODM uses such information to make operating decisions, and how resources and performance are assessed. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has a single, common management team and the Company’s cash flows are reported and reviewed with no distinct cash flows. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total consolidated assets. All of the Company’s long-lived assets are located in the United States.

In addition to the significant expense categories included within net loss presented on the Company’s unaudited condensed consolidated statements of operations, see below for disaggregated amounts that comprise general and administrative expenses.

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Payroll and related taxes	2,698,065	3,207,013	5,466,803	6,763,660
Professional and consulting fees	428,324	(885,117)	899,947	337,557
Legal fees	235,069	266,727	423,870	479,662
Insurance	124,927	146,418	246,196	291,456
Other	408,298	301,306	842,768	912,659
Total	3,894,683	3,036,347	7,879,584	8,784,994

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company previously entered into a consulting agreement and loan arrangement with DRE Chicago LLC (“DRE Chicago”), whose principal, Paramita Das, was the Company’s former Chief Strategy Officer and Senior Advisor to the Chief Executive Officer as described in the Company’s Form 10-K. The Company recognized interest expense of $7,187 during the six months ended June 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 52,374 warrants, remain outstanding. DRE Chicago’s loan was entered into as part of a larger $1,800,000 Term Sheets facility with several lenders, which was fully repaid, together with accrued interest, as of December 31, 2025. Ms. Das terminated her employment with the Company in November 2025 and is no longer considered a related party as of June 30, 2026.

The Company previously entered into a loan arrangement with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, as described in the Company’s Form 10-K. The Company recognized interest expense of $51,042 during the six months ended June 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 488,826 warrants, remain outstanding. As of the date of this quarterly report, the Endurance-affiliated individual is no longer a member of our board of directors.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount by quarter end. The Company had accrued interest of $422 during the six months ended June 30, 2025 on the drawn amount and subsequently paid the interest in January 2026.

NOTE 12 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	June 30, 2026	December 31, 2025 (audited)
Accrued expenses	$1,511,978	$1,748,808
Capital market advisory fees	1,419,388	1,419,388
Personnel related liabilities	1,157,370	1,667,247
Accrued Interest	-	1,556
Total	$4,088,736	$4,836,999

NOTE 13 – SHORT-TERM LOANS

Insurance funding borrowing

On August 5, 2025, the Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments through June 2026 and bears an interest rate of 7.5%. The carrying amount of Nil and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on June 30, 2026, and the audited consolidated balance sheet as on December 31, 2025, respectively. The Company recognized interest expense of $963 and $4,217 on the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively.

A separate insurance financing agreement entered into in July 2024 was fully repaid in June 2025; the Company recognized related interest expense of $1,164 and $5,067 for the three and six months ended June 30, 2025, respectively.

Subsequent to three months ended June 30, 2026, the Company entered into a financing agreement of $493,532 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The Company made a down payment of $172,736, which was applied to the loan amount at the time of the loan agreement. The debt is payable in 7 monthly installments of $47,189 per month and bears an interest rate of 6.99%.

Other short-term loans

The Company’s short-term loans with Endurance Antarctica Partners II, LLC and under the Term Sheets (including DRE Chicago LLC, a related party) are described in Note 11, Related Party Transactions above and described in greater detail in Note 7 to the Company’s Form 10-K. Both arrangements were fully repaid, together with accrued interest, as of December 31, 2025, and carried no balance as of June 30, 2026. The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2025.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	June 30, 2026	December 31, 2025 (audited)
Insurance funding loan	$-	$205,403
Total	$-	$205,403

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 - LEASES

The Company has entered into a lease agreement with Tower Lake LLC for office space. The Company has not recognized any right-of-use asset or lease liability pursuant to this lease as it is a short-term lease. The Company recorded rent expense of $7,811 for the three months ended June 30, 2026 and 2025 and $15,621 for the six months ended June 30, 2026, and 2025, in the unaudited condensed consolidated statements of operations.

In February 2026, the Company entered into a two-year sublease agreement expiring on February 29, 2028, with Chesmar Homes, LLC for office space located in Houston, Texas. The monthly base rent under the agreement is $8,761 and the Company paid a security deposit of $17,523 upon execution of the sublease agreement, 50% of which will be adjusted against the final lease payment. The lease was contractually scheduled to commence on March 1, 2026. However, as the Company obtained control of the underlying asset, including physical possession, on May 1, 2026, the lease commenced on May 1, 2026, under ASC 842, “Leases”. The Company recognized a right-of-use asset and corresponding lease liability of $173,254 as of May 1, 2026.

The Company incurred operating lease cost of $17,524 for the three and six months ended June 30, 2026. Cash paid for amounts included in the measurement of operating lease liabilities was $17,524 for both the three and six months ended June 30, 2026, and is classified within operating activities in the condensed consolidated statement of cash flows. The weighted average remaining term of operating leases was 1.67 years as of June 30, 2026, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 12.5% as of May 1, 2026.

As of June 30, 2026, the operating lease right-of-use asset was $157,444, and the operating lease liability of $157,444 was classified as $90,527 current and $66,917 non-current in the unaudited condensed consolidated balance sheet.

Future operating lease payments as of June 30, 2026, were as follows:

Year
Remainder of 2026	$52,569
2027	105,138
2028	17,523
Total future lease payments	175,230
Less imputed interest	(17,786)
Total operating lease liability balance	$157,444

NOTE 15 – PROMISSORY NOTES AND WRITE-OFFS

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX Minerals LLC (“IGX”) (the “IGX Note”) for $176,000. Both arrangements are described in the Company’s Form 10-K. During the three months ended June 30, 2025, the Company wrote off the promissory note balance, including interest, in the amount of $182,481 as the note was deemed unrecoverable from IGX and the likelihood of entering into definitive agreements with IGX had diminished significantly. As a result, the Company recognized a loss of $182,481 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

On March 15, 2024, Legacy Stardust Power entered into a non-binding Letter of Intent with Usha Resources Ltd. (“Usha Resources”) to potentially acquire an interest in its Jackpot Lake lithium brine project, paying a non-refundable exclusivity payment of $25,000. A further non-refundable $50,000 payment was made on May 14, 2024. Both arrangements are described in the Company’s Form 10-K. As of June 30, 2025, the Company determined that the likelihood of entering into definitive agreements with Usha Resources Ltd. had diminished significantly and wrote off the $50,000 deposit balance. The Company recognized a loss of $50,000 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the unaudited condensed consolidated financial statements were available to be issued. Other than as disclosed above, there are no additional subsequent events that would have a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

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

Recent Developments

Recent Financing Activity

On December 23, 2025, we entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, we initially drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant for the purchase of approximately 411,245 shares (the “2025 Lind Warrant”).

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

On April 20, 2026, we entered into a Letter of Intent (the “LOI”) with a single institutional investor to support project level financing for our Facility. Under the terms of the LOI, the institutional investor has indicated its intent to invest up to $150 million at the project level, with flexibility across equity, debt, and hybrid financing structures. The agreement is non-binding and outlines a framework for a potential investment, including the ability to support the financing through syndication and direct capital participation. We and the investor have also agreed to proceed through customary due diligence and negotiation of definitive agreements, and any potential investment remains subject to satisfactory due diligence and the execution of definitive documentation and is not committed capital for purposes of liquidity or going concern analysis.

On May 8, 2026, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent, shares of our Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). We intend to use this facility to raise capital as needed.

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

Air Permit

During six months ended June 30, 2026, we received our air quality construction permit from the Oklahoma Department of Environmental Quality (“ODEQ”) for our lithium refinery in Muskogee, Oklahoma. This key milestone represents the final significant permit required for construction and commissioning, positioning us to advance one of the largest planned lithium refineries in the United States.

Reverse Stock Split

On September 3, 2025, we filed a certificate of amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effectuate a 1-for-10 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of our common stock, par value $0.0001 (“Common Stock”). Our stockholders previously approved the Reverse Stock Split at the Company’s annual meeting of stockholders held on June 9, 2025 and granted our board of directors (the “Board”) the authority to determine the exact split ratio and when to proceed with the Reverse Stock Split. The Reverse Stock Split became effective on September 8, 2025, and our Common Stock began trading on the Nasdaq on a Reverse Stock Split-adjusted basis on September 8, 2025 at market open. The Reverse Stock Split did not decrease the number of authorized shares of Common Stock and preferred stock or otherwise affect the par value of the Common Stock. No fractional shares were issued in connection with the Reverse Stock Split and any fractional shares resulting from the Reverse Stock Split were rounded down to the nearest whole share. Stockholders who were otherwise entitled to receive fractional shares as a result of the Reverse Stock Split were paid cash in lieu thereof. As a result of the Reverse Stock Split, shares of Common Stock, outstanding warrants, stock options, and restricted stock units were proportionately decreased (and the respective per share value and exercise prices, if applicable, were proportionately increased) (see Part I, Item 1, Note 2, Basis of Presentation and summary of significant accounting policies in the notes to unaudited condensed consolidated financial statements in this Quarterly Report).

Key Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including competition from other lithium brine and other brine producers, changes to existing federal and state level incentive framework, changes in regulations, and other factors discussed under the section titled “Risk Factors” in our Form 10-K and in this Quarterly Report. We believe the factors described below are key to our success.

Commencing Commercial Operations

We are a development stage company, and we have purchased a site in Southside Industrial Park, Muskogee, Oklahoma to build the Facility (the “Site”). We have completed a number of required site assessments and technical studies, including the critical issue analysis, Phase I ESA, front-end loading (“FEL”) -1 study and FEL-3 study. Additional studies may be required as the project progresses.

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

A technological innovation of our planned refinery is the ability for the Facility to refine different sources of lithium chloride inputs derived from lithium brines. The Facility is being designed to accept lithium chloride of a certain approved chemical composition. It is our intention that the Facility should be able to dilute and pre-treat feedstock as necessary, so that various lithium feedstock can be blended, in order to produce a consistent feedstock. Our strategy is to differentiate ourselves by screening for a broader set of contaminants, in comparison to other lithium refineries.

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

Key Business Metrics

Since we have yet to start the construction of our Facility and associated commercial production, we do not have financial information on key business metrics. We do not currently present any non-GAAP financial measures. However, based on our experience and industry knowledge, we expect the following would be key business metrics:

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

Further, since we are yet to generate revenue, we do not currently utilize non-GAAP financial measures such as EBITDA or EBITDA margin. To the extent we introduce any non-GAAP financial measures in future periods, we will provide the disclosures required by Item 10(e) of Regulation S-K, including a reconciliation to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

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

Interest expense

Interest expense is currently comprised primarily of amortization of debt discount and issuance costs associated with the 2025 Convertible Note issued in December 2025 (see Note 8). Interest expense has also historically included interest on insurance premium financing with AFCO Insurance Premium Finance and on promissory notes issued under various Term Sheets, including notes with related parties (see Note 11). Both the insurance premium financing and the Term Sheet notes were fully repaid during fiscal year 2025 and no longer contribute to interest expense in the current period. Interest expense may also include interest charged by vendors on overdue invoices, when applicable.

Finance charges

Finance charges are comprised of costs incurred to enter into the B. Riley Purchase Agreement, issuing shares and the change in fair value of our make-whole provision related to the B. Riley Purchase Agreement.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to Global Partner Sponsor II, LLC (“Sponsor”) at the closing of the Business Combination, which have been classified as liability instruments in the unaudited condensed consolidated financial statements. The earnout liability is remeasured at each reporting period based on third party valuations carried out at period end. As at June 30, 2026 and December 31, 2025, we did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to movements in fair value of Public Warrants and Private Warrants (as defined in Note 6 of the Notes to Condensed Consolidated Financial Statements) which have been classified as liability instruments in the unaudited condensed consolidated financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end.

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

Loss on write-off of promissory note and deposit

Loss on write-off of promissory note and deposit relates to the write-off of a promissory note and deposit made in connection with a previously contemplated strategic partnership with IGX and Usha Resources. The likelihood of entering into definitive agreements with them had diminished significantly during the quarter, and based on an updated assessment, these amounts were deemed uncollectible.

Loss on extinguishment of liability, net

Loss on extinguishment of liability represents the loss recognized on the extinguishment of the 2025 Convertible Note balance due to payment of installment through issuance of shares, partially offset by gain on extinguishment of vendor payable balance.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2026	2025	Changes	2026	2025	Changes
Revenue

General and administrative expenses	$3,894,683	$3,036,347	$858,336	$7,879,584	$8,784,994	$(905,410)
Operating Loss	(3,894,683)	(3,036,347)	(858,336)	(7,879,584)	(8,784,994)	905,410
Other incomes (expenses)
Interest income	2	4,731	(4,729)	2	12,010	(12,008)
Interest expense	(331,715)	(58,092)	(273,623)	(697,321)	(165,933)	(531,388)
Finance charge	(86,733)	(20,697)	(66,036)	(313,920)	(219,120)	(94,800)
Change in fair value of sponsor earn out shares	-	-	-	-	528,000	(528,000)
Change in fair value of warrant Liability	551,789	472,515	79,274	(115,782)	2,171,692	(2,287,474)
Change in fair value of investment in equity securities	(14,173)	(738,889)	724,716	(8,572)	(728,134)	719,562
Loss on sale of investment in equity securities	-	(95,178)	95,178	-	(95,178)	95,178
Loss on write-off of promissory note and deposit	-	(232,481)	232,481	-	(232,481)	232,481
Loss on extinguishment of liability, net	(127,381)	-	(127,381)	(122,409)	-	(122,409)
Total other income (expenses)	(8,211)	(668,091)	659,880	(1,258,002)	1,270,856	(2,528,858)

Net Loss	$(3,902,894)	$(3,704,438)	$(198,456)	$(9,137,586)	$(7,514,138)	$(1,623,448)

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products, and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses are primarily attributable to employee-related compensation expenses representing base salary, benefits and stock-based compensation expense, fees for professional and consulting fees, mainly comprising marketing advisory services, insurance costs, and other consulting and, legal services. The details of these expenses are as follows:

	Three months ended			Six months ended
	June 30, 2026	June 30, 2025	Changes	June 30, 2026	June 30, 2025	Changes
Payroll and related taxes	$2,698,065	$3,207,013	(508,948)	$5,466,803	$6,763,660	(1,296,857)
Professional and consulting fees	428,324	(885,117)	1,313,441	899,947	337,557	562,390
Legal fees	235,069	266,727	(31,658)	423,870	479,662	(55,792)
Insurance	124,927	146,418	(21,491)	246,196	291,456	(45,260)
Other	408,298	301,306	106,992	842,768	912,659	(69,891)
Total	3,894,683	3,036,347	858,336	7,879,584	8,784,994	(905,410)

For the three months ended June 30, 2026, general and administrative expenses increased compared to the three months ended June 30, 2025, primarily due to an increase in Professional and consulting fees mainly driven by reversal of stock-based compensation of a consultant due to forfeiture during the three months ended June 30, 2025, which did not occur in the current quarter. The increase was partially offset by lower employee-related costs driven by a decrease in stock-based compensation expense of employees, a decrease in legal fees due to the appointment of in-house general counsel and reduced SEC filings during the three months ended June 30, 2026.

For the six months ended June 30, 2026, general and administrative expenses decreased compared to the six months ended June 30, 2025, primarily due to lower employee related costs driven by a decrease in stock-based compensation expense of employees, a decrease in legal fees due to appointment of in house general counsel and a decrease in legal services for SEC filings during six months ended June 30, 2026. The decrease was partially offset by an increase in professional and consulting fees primarily driven by reversal of stock-based compensation of a consultant due to forfeiture during the six months ended June 30, 2025.

Other Income (Expenses)

Interest income

For the three and six months ended June 30, 2026, interest income was de minimis, compared to interest income of $4,731 and $12,010 for the same periods in 2025, respectively. The decrease is attributable to interest income earned in the prior year period on promissory notes issued in fiscal year 2024. These promissory notes, including accrued interest, were written off in fiscal year 2025 as the notes were deemed unrecoverable.

Interest expense

For the three and six months ended June 30, 2026, interest expenses increased by $273,623 and $531,388, respectively, compared to the three and six months ended June 30, 2025. The increase was primarily due to interest accretion related to convertible notes issued in December 2025, interest charged by vendors on outstanding overdue invoices, partially offset by decreases in interest expense incurred on the financing agreement for our purchase of directors’ and officers’ and other insurance policies and interest expense on other short-term loans with various lenders.

Finance charges

The increase in finance charges of $66,036 and $94,800 for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was due to the cost incurred to enter into the B. Riley Purchase Agreement and increase in cost of the issuance of shares under the B. Riley Purchase Agreement, partially offset by a change in fair value of our make-whole provision related to the Prior B. Riley Agreements entered into on October 7, 2024 with B. Riley Principal Capital II.

Change in fair value of sponsor earnout shares

The decrease in income from the change in fair value of earnout shares by $528,000 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was related to movements in fair value of earnout shares issued to the Sponsor, primarily driven by a decrease in quoted market price, which have been classified as liability instruments in the unaudited condensed consolidated financial statements. The fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations carried out at period end.

Change in fair value of warrant liability

The increase in income by $79,274 for the three months ended June 30, 2026, and decrease in income by $2,287,474 for the six months ended June 30, 2026 from change in fair value of warrant liability, compared to the three and six months ended June 30, 2025, respectively, was related to movements in fair value of Public and Private Warrants, which have been classified as liability instruments in the unaudited condensed consolidated financial statements.

Change in fair value of investment in equity securities

For the three and six months ended June 30, 2026, the change in fair value of investment in equity securities increased by $724,716 and $719,562, respectively, compared to the three and six months ended June 30, 2025, primarily due to fluctuations in the fair value of investments in QXR and IRIS Metals, based on readily available quoted market prices for these investments.

Loss on sale of investments in equity securities

During the three and six months ended June 30, 2025, the Company recorded a loss of $95,178 in connection with the sale of investment in equity securities. These securities were originally acquired as part of a broader investment strategy but were sold during the quarter ended June 30, 2026 in response to evolving market conditions and liquidity needs. The loss reflects the decline in market value relative to the carrying amount at the time of sale. The Company did not sell any investment in equity securities during the three and six months ended June 30, 2026.

Loss on write-off of promissory note and deposit

During the three and six months ended June 30, 2025, the Company recorded a loss of $182,481 and $50,000 related to the write-off of a promissory note and deposit associated with a previously contemplated strategic partnership with IGX and Usha Resources, respectively. The arrangement was terminated during the quarter, and based on an updated assessment these amounts were deemed uncollectible. Accordingly, the full balance was written off and recognized as a non-operating loss. No such write off was noted during the three and six months ended June 30, 2026.

Loss on extinguishment of liability, net

For the three and six months ended June 30, 2026, we recognized a loss on extinguishment of liability of $127,381 and $122,409, respectively, on settlement of the 2025 Convertible Note monthly installment through issuance of Repayment Shares. The loss reflects the difference between the installment amount and the fair value of the Repayment Shares as of the date of issuance. This is partially offset by credit received against a vendor payable balance. For the three and six months ended June 30, 2025, there was no loss or gain recognized on extinguishment of liability.

Tax expenses

For the three and six months ended June 30, 2026, and 2025 the tax expense is nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the unaudited condensed consolidated balance sheet as at June 30, 2026 and the audited condensed consolidated balance sheet as at December 31, 2025, primarily due to net operating loss carry forwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three and six months ended June 30, 2026, we incurred a net loss of $3,902,894 and $9,137,586 respectively, and for the three and six months ended June 30, 2025, we incurred a net loss of $3,704,438 and $ 7,514,138 respectively. Since we have yet to start commercial production of battery-grade lithium, our operating expenses are expected to increase as we continue to recruit more personnel to perform general operational tasks, setting up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of June 30, 2026, and December 31, 2025, we had an accumulated deficit of $77,480,170 and $68,342,584, respectively.

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

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are a development stage entity with no revenues, and have accumulated deficit of $77,480,170 and stockholders’ deficit of $8,240,860 as at June 30, 2026. We expect to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed our existing cash balance and net working capital.

As discussed above:

●	On December 23, 2025, we entered into the Lind Securities Purchase Agreement with Lind providing for up to $15,000,000 in senior secured convertible debt financing. Simultaneously, we initially drew down gross proceeds of approximately $4,000,000 in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 and a 2025 Lind Warrant, for the purchase of approximately 411,245 shares. After deducting a commitment fee of $100,000 and other transaction-related costs, we received net cash proceeds of approximately $3,792,500.

●	On February 12, 2026, we entered into the B. Riley Purchase Agreement and the B. Riley Registration Rights Agreement. Upon the terms and subject to the satisfaction of the conditions set forth in the B. Riley Purchase Agreement, we will have the right, in our sole discretion, to sell up to $10,000,000 of Common Stock to B. Riley Principal Capital II, subject to certain conditions and limitations contained in the B. Riley Purchase Agreement, from time to time during the term of the B. Riley Purchase Agreement. Sales of Common Stock pursuant to the B. Riley Purchase Agreement, and the timing of any sales, are solely at our option. We are under no obligation to sell any securities to B. Riley Principal Capital II under the B. Riley Purchase Agreement. As of the date of this filing, we have issued 505,866 shares of Common Stock aggregating to net proceeds of $1,310,904 under this arrangement.

●	On May 8, 2026, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent, shares of our Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). We intend to use this facility to raise capital as needed. As of the date of this filing, we have issued 2,159,867 shares of Common Stock aggregating to net proceeds of $3,112,021 under this arrangement.

We believe that the cash on hand, and additional investments available through issuance of new Common Stock, will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Our ability to continue as a going concern is dependent upon management’s plan to raise additional capital from the issuance of equity or to obtain additional borrowings to fund our operating and investing activities over the next year. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Insurance funding borrowing

On August 5, 2025, we entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments through June 2026 and bears an interest rate of 7.5%. As at June 30, 2026, the loan was fully repaid. The carrying amount of Nil and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on June 30, 2026, and audited consolidated balance sheet as on December 31, 2025, respectively.

Subsequent to three months ended June 30, 2026, we entered into a financing agreement of $493,532 for the purchase of an insurance policy with AFCO Insurance Premium Finance. We made a downpayment of $172,736, which was applied to the loan amount at the time of the loan agreement. The debt is payable in 7 monthly installments of $47,189 per month and bears an interest rate of 6.99%.

Other short-term loans

Our short-term loans with Endurance Antarctica Partners II, LLC and under the Term Sheets (including DRE Chicago LLC, a related party) are described in Note 11, Related Party Transactions, included elsewhere in this quarterly report and described in greater detail in Note 7 to our Form 10-K. Both arrangements were fully repaid, together with accrued interest, as of December 31, 2025, and carried no balance as of June 30, 2026. The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2025.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Net cash used in operating activities	(4,002,652)	(4,490,450)	487,798
Net cash used in investing activities	(194,312)	(2,217,068)	2,022,756
Net cash provided by financing activities	1,257,077	8,401,694	(7,144,617)
Net change in cash	(2,939,887)	1,694,176	(4,634,063)

Cash Flows Used in Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $4,002,652 consisting of a $9,137,586 net loss, adjusted for an aggregate of $3,968,080 in non-cash charges for stock based compensation, non-cash marketing expense for stock issued to vendor, amortization of 2025 Convertible Note discount and issuance costs, change in fair value of investments, warrant liability, common stock issued for make-whole obligation, loss on extinguishment of debt, deferred transaction cost expenses, and depreciation and a $1,166,854 net positive change in operating assets and liabilities, primarily driven by a decrease of $12,701 in prepaid expense and other assets and by an increase of $1,169,963 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by decrease of $15,810 in operating lease right-of-use asset and liability.

For the six months ended June 30, 2025, net cash used in operating activities was $4,490,450 consisting of a $7,514,138 net loss, adjusted for $2,983,759 non-cash charge for stock based compensation, change in fair value of investments, warrant liability, sponsor earnout shares, common stock make-whole obligation, loss on sale of investments, loss on write off of deferred transaction cost, promissory note and deposits and depreciation and a $39,929 net change in operating assets and liabilities, primarily driven by a decrease of $239,723 in prepaid expenses and other assets partially offset by a decrease of $199,794 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $194,312, primarily representing $175,644 on account of capital project costs related to construction of the refinery and $18,668 on account of purchase of computer, equipment and furniture.

For the six months ended June 30, 2025, net cash used in investing activities was $2,217,068, primarily representing $2,278,760 on account of capital project costs related to construction of the refinery offset partially by $78,311 proceeds from sale of investments in equity securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $1,257,077 related primarily to gross proceeds from common stock issuance proceeds of $1,512,480 partially offset by repayment of short-term loan of $205,403 and payment of deferred transaction costs of $50,000.

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

Commitments and Contractual Obligations

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding other contractual obligations and commitments as at June 30, 2026. While we have not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

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

Related Party Transactions

We previously entered into a consulting agreement and loan arrangement with DRE Chicago LLC (“DRE Chicago”), whose principal, Paramita Das, was our former Chief Strategy Officer and Senior Advisor to the Chief Executive Officer as described in our Form 10-K. We recognized interest expense of $7,187 during the six months ended June 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 52,374 warrants, remain outstanding. DRE Chicago’s loan was entered into as part of a larger $1,800,000 Term Sheets facility with several lenders, which was fully repaid, together with accrued interest, as of December 31, 2025. Ms. Das terminated her employment with us in November 2025 and is no longer considered a related party as of June 30, 2026.

We previously entered into a loan arrangement with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, as described in our Form 10-K. We recognized interest expense of $51,042 during the six months ended June 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 488,826 warrants, remain outstanding. As of the date of this quarterly report, the Endurance-affiliated individual is no longer a member of our board of directors.

We previously entered into unsecured notes payable with three related parties. These notes payable provided us the ability to draw up to $1,000,000, in aggregate. In June 2025, we drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount by quarter ended June 30, 2025. We had accrued interest of $422 during the three months ended June 30, 2025 on the drawn amount and subsequently paid the interest in January 2026.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of our initial public offering (the “Private Warrants”). At closing of the Business Combination, we acquired the net liabilities for GPAC II including the Private Warrants. Each 10 Private Warrant entitles the holder to purchase one share of Common Stock at $115.00 per share. At June 30, 2026, there were 5,566,667 Private Warrants outstanding. As at June 30, 2026, the fair value of Private Warrants amounted to $617,900. We valued our Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, we issued 100,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30-trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. We assess the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at June 30, 2026 and December 31, 2025, we did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured at $4,700 as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

Subsequent Events

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

Market Risk Exposure

Interest Rate Risk

As of June 30, 2026, our outstanding debt instruments, including the 2025 Convertible Note and our short-term insurance premium financing, bear interest at fixed rates. Accordingly, we do not believe we have significant exposure to changes in market interest rates on our existing debt; however, changes in prevailing interest rates could affect the cost and availability of any future debt or equity financing that we may need to raise to fund our operations.

Credit Risk

We are subject to credit risk with respect to our cash balances for those amounts in excess of the FDIC insured amount of $250,000. We have only one financial banking institution.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations for the three months ended June 30, 2026, other than its impact on the general economy. However, we are currently operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly as we continue to invest in growth in our business. The principal inflationary factor affecting our business is higher costs. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

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

Disclosure controls are procedures with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Inherent Limitations on Effectiveness of Controls

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Form 10-K . Any of these factors could result in a significant or material adverse effect on our business, results of operations, or financial condition.

In addition to the risk factors set forth in our Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business.

Our failure to regain compliance with the Nasdaq continued listing requirements could result in the delisting of our Common Stock and Public Warrants, which could have a material adverse effect on our business and the value of your investment, and would trigger an event of default under our 2025 Convertible Note.

On April 24, 2026, we received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum $35 million market value of listed securities requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”) because our market value of listed securities had been below $35 million for 30 consecutive business days. The notice also indicated that we do not currently meet the alternative continued listing requirements under Nasdaq Listing Rules 5550(b)(1) (stockholders’ equity of at least $2.5 million) or 5550(b)(3) (net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years).

In accordance with Nasdaq rules, we have a period of 180 calendar days, or until October 21, 2026, to regain compliance with the MVLS Requirement. To regain compliance, our market value of listed securities must close at $35 million or more for a minimum of 10 consecutive business days during the 180-day compliance period. If we do not regain compliance within the compliance period, we may be eligible for an additional compliance period or we may face delisting proceedings. There can be no assurance that we will be able to regain compliance with the MVLS Requirement or any other continued listing requirement or maintain compliance with any other applicable requirements for continued listing on The Nasdaq Capital Market.

If our securities are delisted from Nasdaq, we may face significant adverse consequences, including limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Stock is a “penny stock” which would require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, a limited amount of news and analyst coverage, and a decreased ability to issue additional securities or obtain additional financing in the future. In addition, a delisting of our securities from Nasdaq would constitute an event of default under our 2025 Convertible Note with Lind Global Asset Management XIII LLC (“Lind”), which could result in the acceleration of the outstanding principal and any accrued and unpaid amounts thereunder at Lind’s election. Any such acceleration would have a material adverse effect on our financial condition and our ability to continue as a going concern. The national securities exchange on which our securities are listed is a material term of our existing and any future financing agreements, and delisting could trigger defaults, acceleration, or other adverse consequences under such arrangements.

There is substantial doubt about our ability to continue as a going concern, and we will need to raise additional capital in the near term to maintain our operations.

As of June 30, 2026, we had $540,264 of unrestricted cash. We are a development stage company, have not generated any revenue, and have incurred significant losses since inception. As of June 30, 2026, we had an accumulated deficit of $77,480,170 and a stockholders’ deficit of $8,240,860. We expect to continue to incur significant costs in pursuit of our operating and investment plans, which costs exceed our existing cash balance and net working capital. These conditions raise substantial doubt about our ability to continue as a going concern.

We believe that our cash on hand, together with additional investments available through the issuance of new Common Stock, will be inadequate to satisfy our working capital and capital expenditure requirements for at least the next twelve months. Our ability to continue as a going concern is dependent upon management’s ability to raise additional capital from the issuance of equity securities or obtain additional borrowings to fund our operating and investing activities over the next year. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we are unable to raise additional capital when needed, we may be required to curtail, delay, or eliminate some or all of our planned activities and may not be able to continue as a going concern, which would have a material adverse effect on our business, results of operations, and financial condition.

We are subject to default and acceleration risk under our senior secured 2025 Convertible Note.

Our 2025 Convertible Note with Lind is a senior secured obligation and includes customary events of default, including, among others, failure to make required payments when due, failure to comply with covenants, breach of representations and warranties, insolvency or bankruptcy, delisting of our Common Stock from Nasdaq, and certain change-in-control events. Upon an event of default, Lind may, at its election, require immediate repayment in cash or elect alternative settlement provisions at adjusted prices. As of June 30, 2026, the outstanding principal amount under the 2025 Convertible Note was $4,080,000. Given our current financial condition and limited cash resources, we may not be able to satisfy our obligations under the 2025 Convertible Note if an event of default occurs and Lind elects to accelerate the outstanding amounts. Our inability to satisfy an acceleration demand would have a material adverse effect on our financial condition and our ability to continue as a going concern. Additionally, because the 2025 Convertible Note is secured by substantially all of our assets, Lind could exercise remedies against our collateral in the event of a default, which could result in the loss of our assets and severely impair or preclude our ability to conduct our business.

As described in Note 8, “Convertible Note and Warrants” and Item 5, “Other Information,” on August 11, 2026, an event of default occurred under our 2025 Convertible Note (the “Triggering Event”) as a result of our market capitalization remaining below $15.0 million for ten consecutive trading days. As a result of the Triggering Event, we became obligated to pay a Mandatory Default Amount equal to 110% of the outstanding principal, and default interest began accruing at 10% per annum. In addition, the remaining capacity under the Lind Securities Purchase Agreement might not be available unless Lind waives the Triggering Event. The loss of access to this committed funding source, combined with our existing liquidity constraints, could further exacerbate the substantial doubt about our ability to continue as a going concern. We are engaged in discussions with Lind regarding a potential forbearance, waiver, or amendment with respect to the Triggering Event; however, there can be no assurance that such discussions will result in a definitive agreement, or that any agreement will be reached on terms acceptable to us.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a) On August 11, 2026, the Company determined that its market capitalization had been below $15.0 million for ten consecutive trading days, resulting in an event of default under the 2025 Convertible Note (the “Triggering Event”). As a result of the Triggering Event: (i) the Company became obligated to pay a Mandatory Default Amount equal to 110% of the outstanding principal amount of the 2025 Convertible Note as of the date of the Triggering Event, approximately $4.22 million based on outstanding principal of approximately $3.84 million (representing an increase of approximately $0.38 million), which amount was earned by Lind on that date and is payable upon the earliest of maturity, conversion, redemption, prepayment, or acceleration; (ii) the outstanding principal accrues default interest at a rate of 10% per annum from the date of the Triggering Event; (iii) during the continuance of the Triggering Event, Lind may, without further notice, accelerate all amounts owing under the 2025 Convertible Note, exercise remedies as a secured creditor against substantially all of the assets of the Company and its subsidiaries (including the pledged equity interests of the subsidiaries through which the Company conducts substantially all of its operations), and require conversion of the 2025 Convertible Note into shares of Common Stock at the lower of (A) the conversion price then in effect or (B) 80% of the average of the three lowest daily volume-weighted average prices over the prior 20 trading days, subject to the beneficial ownership limitations set forth in the 2025 Convertible Note, which conversions would be substantially dilutive at recent trading prices; and (iv) the Company’s right to receive distributions from its subsidiaries is suspended during the continuance of the Triggering Event.

The Company and Lind are engaged in discussions regarding a potential forbearance, waiver, or amendment with respect to the Triggering Event; however, no assurance can be given that such discussions will result in a definitive agreement or that any agreement will be reached on terms acceptable to the Company. As of the date of this Quarterly Report on Form 10-Q, Lind had not accelerated the Mandatory Default Amount or exercised its remedies under the 2025 Convertible Note.

The foregoing description of the Triggering Event and its consequences is qualified in its entirety by reference to the 2025 Convertible Note, the Lind Securities Purchase Agreement, and the other related transaction documents filed as exhibits to the Company’s Current Report on Form 8-K filed on December 31, 2025, which are incorporated herein by reference. See Note 8, “Convertible Notes and Warrants” to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details.

(b) None.

(c) Director and Officer Trading Arrangements

During the three months ended June 30, 2026, two of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, as set forth in the table below.

Name and Position	Action	Date	Maximum number of shares of Common Stock eligible for sale	Expiration date
Udaychandra Devasper Chief Financial Officer	Adoption	May 21, 2026	49,315	November 19, 2027
Pablo Cortegoso Chief Technical Officer	Adoption	June 17, 2026	130,909	December 17, 2026

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1	At Market Issuance Sales Agreement, dated as of May 8, 2026, between Stardust Power Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026).
2.1†	Business Combination Agreement, dated as of November 21, 2023, by and among Global Partner Acquisition Corp., Strike Merger Sub I, Inc., Strike Merger Sub II, LLC., and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023).
2.2	Amendment No. 1 to the Business Combination Agreement, dated as of April 24, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2024).
2.3	Amendment No. 2 to the Business Combination Agreement, dated as of June 20, 2024, by and among Global Partner Acquisition Corp II, Strike Merger Sub I, Inc., Strike Merger Sub II, LLC, and Stardust Power Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).
3.1	Certificate of Incorporation of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
3.2	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026).
3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2025).
3.4	Bylaws of Global Partner Acquisition Corp II (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2024).
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).
4.5	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Global Partner Acquisition Corp II’s Registration Statement on Form S-1, filed with the SEC on December 31, 2020).
4.6	Warrant Agreement, dated January 11, 2021, by and between Global Partner Acquisition Corp II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to Global Partner Acquisition Corp II’s Current Report on Form 8-K, filed with the SEC on January 15, 2021).
4.7	Form of common warrant issued in the private placement between the Company and certain investors pursuant to a terms sheet dated December 31, 2024 (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.8	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 6, 2024 (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.9	Form of common warrant issued in connection with the loan to the Company pursuant to a terms sheet dated December 13, 2024 (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2025).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2025).
4.11	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
4.12	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
4.13	Form of Secured Debt Indenture (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-3 filed with the SEC on April 9, 2026).
10.1	Amended and Restated 2024 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2026).
10.2*	Form of Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARDUST POWER INC.

Dated: August 13, 2026		/s/ Udaychandra Devasper
	Name:	Udaychandra Devasper
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

