Form 10-Q
period 2026-09-30
Stardust Power Inc.
filed 2026-11-13
CIK 1831979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SDST	The Nasdaq Capital Market*
Redeemable warrants, with 10 warrants exercisable for one share of Common Stock at an exercise price of $115.00	SDSTW	The Nasdaq Capital Market*

* Trading of the registrant’s common stock on The Nasdaq Capital Market was suspended on October 23, 2026. The registrant’s common stock is quoted on the Pink Limited Market operated by OTC Markets Group Inc. under the symbol “SDST”.

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

As of November 12, 2026, there were 136,999,346 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

We caution readers of this Quarterly Report on Form 10-Q that these forward-looking statements are subject to substantial known and unknown risks, uncertainties, and other factors, most of which are difficult to predict and many of which are beyond our control and could cause our actual results, outcomes, performance or achievements, or the timing of such results, outcomes, performance or achievements, to differ materially from the expected results, outcomes, performances or achievements expressed or implied by the forward-looking statements. The following factors, among others, could cause actual results and the timing of events to differ materially from the anticipated results or other expectations expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q:

●	the substantial doubt regarding our ability to continue as a going concern and the need to raise capital in the near term in order to maintain the Company’s operations;
●	our failure to realize the anticipated benefits of the Business Combination;
●	the suspension of trading in our Common Stock and Public Warrants on Nasdaq and their pending delisting;
●	our ability to have our securities quoted on an over-the-counter market or listed on an exchange;
●

the effects of the suspension and delisting of our Common Stock and Public Warrants from Nasdaq, including reduced liquidity and market price of our securities, our inability to sell shares under our committed equity facility or ATM Offering, the resulting events of default under our 2025 Convertible Note, and our ability to obtain additional financing;

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(all amounts in USD, except number of shares)

	As of September 30, 2026	As of December 31, 2025
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$4,561,402	$3,480,151
Prepaid expenses and other current assets	522,326	573,834
Deferred transaction costs	68,563	25,000
Total current assets	$5,152,291	$4,078,985
Property and equipment, net	1,781,187	1,757,271
Capital project costs	5,631,734	5,354,493
Investment in equity securities	29,249	37,374
Right of use asset, net	135,857	-
Other long-term assets	678,321	547,169
Total assets	$13,408,639	$11,775,292

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,422,462	$8,305,096
Accrued liabilities and other current liabilities	3,171,176	4,836,999
Current portion of early exercised shares option liability	829	1,122
Current portion of convertible note	1,785,038	933,022
Embedded derivative liability	880,871	-
Current portion of lease liability	93,386	-
Short-term loans	277,416	205,403
Total current liabilities	$14,631,178	$14,281,642
Warrant liability	706,164	1,042,036
Earnout liability	4,700	4,700
Convertible note	-	2,259,984
Lease liability	42,471	-
Early exercised shares option liability	-	613
Total liabilities	$15,384,513	$17,588,975

Commitments and contingencies (Note 3)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, Nil shares issued and outstanding as at September 30, 2026, and December 31, 2025	-	-
Common stock, $0.0001 par value, 700,000,000 shares authorized, 49,739,665 and 9,869,558 shares issued and outstanding as at September 30, 2026, and December 31, 2025, respectively	4,963	975
Additional paid-in capital	78,272,202	62,527,926
Accumulated deficit	(80,253,039)	(68,342,584)
Total stockholders’ deficit	$(1,975,874)	$(5,813,683)

Total liabilities and stockholders’ deficit	$13,408,639	$11,775,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(all amounts in USD, except number of shares)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$-	$-	$-	$-

General and administrative expenses	757,823	3,825,671	8,637,407	12,610,666
Operating Loss	(757,823)	(3,825,671)	(8,637,407)	(12,610,666)
Other income (expenses)
Interest income	1	4	3	12,014
Interest expense	(919,687)[1]	(11,290)[1]	(1,617,008)[1]	(177,222)[1]
Finance charge	31,539	(54,752)	(282,381)	(273,871)
Change in fair value of sponsor earn out shares	-	-	-	528,000
Change in fair value of warrant liability	451,654	(511,109)	335,872	1,660,583
Change in fair value of investment in equity securities	447	27,680	(8,125)	(700,454)
Loss on sale of investment in equity securities	-	(84,626)	-	(179,805)
Loss on write-off of promissory note and deposit	-	-	-	(232,481)
Gain on extinguishment of liability, net	233,450	-	111,041	-
Loss on change in fair value of embedded derivative liability, net	(1,838,255)	-	(1,838,255)	-
Other income	25,805	-	25,805	-
Total other income (expenses)	(2,015,046)	(634,093)	(3,273,048)	636,764

Net Loss	$(2,772,869)	$(4,459,764)	$(11,910,455)	$(11,973,902)

Net loss per share
Basic	$(0.15)	$(0.53)	$(0.90)	$(1.79)
Diluted	$(0.15)	$(0.53)	$(0.90)	$(1.79)

Weighted average common shares outstanding
Basic	18,553,992	8,367,774	13,209,189	6,673,074
Diluted	18,553,992	8,367,774	13,209,189	6,673,074

(1)	Includes related party amounts of Nil and Nil for the three months ended September 30, 2026, and 2025, respectively, and Nil and $58,651 for the nine months ended September 30, 2026, and 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(all amounts in USD, except number of shares)

For Nine months ended September 30, 2026

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Deficit
Balance as at December 31, 2025	9,869,558	$975	$62,527,926	$(68,342,584)	$(5,813,683)
Net loss	-	-	-	(5,234,692)	(5,234,692)
Stock based compensation (Note 5)	-	-	1,510,259	-	1,510,259
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Issuance of common stock	29,067	3	97,103	-	97,106
Issuance of common stock for settlement of RSU	67,848	7	(7)	-	-
Issuance of common stock for settlement of accrued liability	-	-	1,573,032	-	1,573,032
Balance as at March 31, 2026	9,966,473	$985	$65,708,626	$(73,577,276)	$(7,867,665)
Net loss	-	-	-	(3,902,894)	(3,902,894)
Stock based compensation (Note 5)	-	-	1,270,215	-	1,270,215
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Issuance of common stock	476,799	48	1,254,295	-	1,254,343
Issuance of common stock pursuant to at-the-market offering, net of issuance costs (Note 4)	79,503	8	157,439	-	157,447
Issuance of common stock for settlement of RSU	660,234	66	(66)	-	-
Issuance of common stock to vendor (Note 4)	65,000	7	(7)	-	-
Issuance of common stock for partial repayment of 2025 convertible note	380,648	38	847,343	-	847,381
Balance as at June 30, 2026	11,628,657	1,152	69,238,158	(77,480,170)	(8,240,860)
Net loss	-	-	-	(2,772,869)	(2,772,869)
Stock based compensation (Note 5)	-	-	(17,926)	-	(17,926)
Transfer from early exercised stock option liability on vesting	-	-	280	-	280
Issuance of common stock pursuant to at-the-market offering, net of issuance costs (Note 4)	23,309,148	2,330	6,034,273	-	6,036,603
Issuance of common stock for settlement of RSU	16,020	2	(2)	-	-
Issuance of common stock for partial repayment of 2025 convertible note (Note 8)	14,785,840	1,479	3,017,419	-	3,018,898
Balance as at September 30, 2026	49,739,665	$4,963	$78,272,202	$(80,253,039)	$(1,975,874)

For the nine months ended September 30, 2025

	Common Stock (1)		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital (1)	Deficit	Deficit
Balance as at December 31, 2024	4,773,628	460	33,232,704	(52,618,948)	(19,385,784)
Net loss	-	-	-	(3,809,700)	(3,809,700)
Transfer from early exercised stock option liability on vesting	-	1	360	-	361
Stock based compensation (Note 5)	-	-	2,954,279	-	2,954,279
Issuance of common stock	398	-	16,414	-	16,414
Issuance of common stock and warrants from January 2025 public offering, net of offering costs	479,200	48	4,591,021	-	4,591,069
Issuance of common stock upon warrant inducement, net of offering costs	479,200	48	2,798,151	-	2,798,199
Repurchase of unvested early exercised common stock	(24,449)	-	-	-	-
Issuance of common stock for settlement of RSU	57,071	6	(6)	-	-
Balance as at March 31, 2025	5,765,048	$563	$43,592,923	$(56,428,648)	$(12,835,162)
Net loss	-	-	-	(3,704,438)	(3,704,438)
Transfer from early exercised stock option liability on vesting	-	-	313	-	313
Stock based compensation (Note 5)	-	-	1,426,400	-	1,426,400
Issuance of common stock (Note 4)	16,062	2	106,134	-	106,136
Issuance of common stock to short- term loan holders (Note 13)	173,184	17	6,199,983	-	6,200,000
Issuance of common stock to PIPE investors (Note 4)	12,850	1	549,999	-	550,000
Issuance of common stock to vendor	15,000	1	80,611	-	80,612
Issuance of common stock under license arrangement (Note 4)	50,000	5	342,995	-	343,000
Issuance of common stock for settlement of RSU	135,340	14	(14)	-	-
Issuance of common stock from public offering, net of offering costs	2,260,000	226	3,945,449	-	3,945,675
Balance as at June 30, 2025	8,427,484	$829	$56,244,793	$(60,133,086)	$(3,887,464)
Net loss	-	-	-	(4,459,764)	(4,459,764)
Transfer from early exercised stock option liability on vesting (Note 5)	-	1	312	-	313
Stock based compensation (Note 5)	-	-	1,702,265	-	1,702,265
Issuance of common stock (Note 4)	488,811	49	1,524,832	-	1,524,881
Issuance of common stock for settlement of RSU	38,163	4	(4)	-	-
Fractional share adjustment due to reverse stock split	(115)	-	(345)	-	(345)
Balance as at September 30, 2025	8,954,343	$883	$59,471,853	$(64,592,850)	$(5,120,114)

(1)	Amounts have been adjusted to reflect the 1-for-10 reverse stock split that became effective on September 8, 2025. See Note 2 “Basis of presentation and summary of significant accounting policies” for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stardust Power Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(all amounts in USD)

(Unaudited)

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flows from operating activities:
Net loss	$(11,910,455)	$(11,973,902)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	2,762,548	6,082,944
Non-cash marketing expense for stock issued to vendor	226,688	-
Amortization of debt discount and debt issuance costs	1,606,994	-
Loss on change in fair value of embedded derivative liability, net	1,838,255	-
Change in fair value of common stock make-whole obligation	17,090	208,247
Loss on sale of investments in equity securities	-	179,805
Change in fair value of investment in equity securities	8,125	700,454
Gain on extinguishment of liability, net	(111,041)	-
Loss on write-off of promissory note and deposit	-	232,481
Deferred transaction cost expensed	25,000	30,000
Change in fair value of warrant liability	(335,872)	(1,660,583)
Change in fair value of sponsor earnout shares	-	(528,000)
Depreciation expense	5,005	2,317
Amortization of operating lease right-of-use asset	37,397	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(306,332)	(53,893)
Accounts payable	126,773	58,331
Accrued liabilities and other liabilities	(236,056)	173,039
Operating right of use asset and liability	(37,397)	-
Net cash used in operating activities	$(6,283,278)	$(6,548,760)
Cash flows from investing activities:
Capital project costs	(281,676)	(3,555,268)
Land acquisition cost	-	(16,619)
Proceeds from sale of investment in equity securities	-	570,255
Purchase of computer and equipment	(28,920)	-
Net cash used in investing activities	$(310,596)	$(3,001,632)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,660,987	1,647,431
Proceeds from issuance of notes payable to related parties	-	250,000
Repayment of notes payable to related parties	-	(250,000)
Repayment of short-term loan from related parties	-	(2,000,000)
Proceeds from short-term loan	320,796	337,244
Repayment of short-term loan	(248,783)	(1,841,129)
Proceeds from advance received from PIPE investors	-	125,000
Deferred transaction costs paid	(57,875)	(25,000)
Proceeds from public offerings	-	10,270,400
Proceeds from warrant inducement exercises	-	2,971,040
Transaction costs associated with public offerings and warrant inducement	-	(1,260,226)
Repurchase of unvested shares	-	(1,593)
Cash in lieu payment on fractional shares under reverse stock split	-	(345)
Net cash provided by financing activities	$7,675,125	$10,222,822

Net increase in cash	$1,081,251	$672,430
Cash at the beginning of the period	3,480,151	912,574
Cash at the end of the period	$4,561,402	$1,585,004

Supplemental disclosure for cash flow information:
Interest paid	$44,493	$146,208
Taxes paid	$3,823	5,150
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital project costs	154,035	478,139
Fair value of common stock issued to settle accrued bonus	1,573,032	-
Operating right of use asset obtained in exchange for new lease liability	173,254	-
Common stock issued for partial repayment of 2025 convertible note	3,866,279	-
Unpaid at-the-market offering costs	126,175	-
Reclass of advances to capital project costs	-	236,235
Unpaid public offering issuance cost	-	615,270
Unpaid warrant inducement issuance cost	-	29,000
Incremental fair value of warrant inducement	-	2,108,480
Issuance of common stock to short- term loan holders	-	6,200,000
Issuance of common stock to PIPE investors	-	550,000
Issuance of common stock to vendor	-	80,612
Issuance of common stock under license arrangement	-	343,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the unaudited condensed consolidated financial statements) considered necessary to present fairly the Company’s unaudited condensed consolidated balance sheet as of September 30, 2026, its unaudited condensed consolidated statements of operations and stockholders’ deficit for the three and nine months ended September 30, 2026 and September 30, 2025, and its unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and September 30, 2025. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this report should be read in conjunction with the audited consolidated financial statements and notes thereto of Stardust Power for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2026 (the “Form 10-K”), which provides a more complete discussion of the Company’s accounting policies and certain other information. The accompanying condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated balance sheet as of December 31, 2025, contained in the above referenced Form 10-K.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the unaudited condensed consolidated financial statements and accompanying notes. Those estimates and assumptions include, but are not limited to, useful life of assets, realization of deferred tax assets, the incremental borrowing rate for determining operating lease assets and liabilities, embedded derivative liability and fair valuation of stock-based compensation, common shares purchase agreement, warrants, convertible notes, and sponsor earnout shares. The Company evaluates estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates, and those differences could be material to the unaudited condensed consolidated financial statements.

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

As of September 30, 2026, the Company has $4,561,402 of unrestricted cash. The Company is a development stage entity having no revenues and has incurred a net loss of $2,772,869 and $11,910,455 for the three and nine months ended September 30, 2026, respectively. The Company has an accumulated deficit of $80,253,039 and stockholders’ deficit of $1,975,874 as of September 30, 2026. The Company expects to continue to incur significant costs in pursuit of its operating and investment plans. These costs exceed the Company’s existing cash balance and net working capital. These conditions raise substantial doubt about its ability to continue as a going concern.

During 2026, Company’s primary sources of financing were committed equity facility with B. Riley Principal Capital II, LLC, and an at-the-market offering through B. Riley Securities, Inc., from which the Company received aggregate net proceeds of approximately $10,495,988. Following the suspension of the Company’s Common Stock from trading on Nasdaq on October 23, 2026, the Company is no longer able to sell shares under the committed equity facility or the at-the-market offering. In addition, following an event of default, Lind converted the entire outstanding principal balance of its convertible note into shares of Common Stock, and no further financing is available from Lind. See Notes 4 and 8 to the unaudited condensed consolidated financial statements for additional information.

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

The following table sets forth the computation of the basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Numerator:
Net loss	$(2,772,869)	$(4,459,764)	$(11,910,455)	$(11,973,902)
Denominator:
Weighted average shares outstanding	18,553,992	8,367,774	13,209,189	6,673,074
Net loss per share, basic and diluted	$(0.15)	$(0.53)	$(0.90)	$(1.79)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have had an anti-dilutive effect:

	September 30, 2026	September 30, 2025
Restricted Stock options	12,609	31,377
Restricted Stock Units	66,402	151,701
Performance Stock units	50,658	50,658
Sponsor Earnout Shares (Note 4)*	-	-
Public warrants	486,413	486,413
Private warrants	556,666	556,666
Inducement warrants	-	958,400
Short term loan warrants	86,591	86,591
Private placement warrants	6,425	6,425
2025 Convertible notes shares	24,632,621	-
2025 Convertible notes warrants	411,245	-

*	The Sponsor Earnout Shares (as defined in the Business Combination Agreement) were not included for purposes of calculating the number of diluted shares outstanding as of September 30, 2026, as the Sponsor Earnout Shares remain contingently forfeitable, as the conditions have not been met.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), under its ASC or other standard setting bodies, and adopted by the Company as of the specified effective date. The Company has reviewed the accounting pronouncements issued during the nine months ended September 30, 2026, and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings

From time to time, the Company may be involved in certain legal and regulatory proceedings, as well as demands, investigations and claims that arise in the ordinary course of its business. The ultimate outcome of any litigation is often uncertain, and unfavorable outcomes could have a negative impact on the Company’s results of operations and financial condition. The Company makes a provision for a liability relating to legal matters when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. In the Company’s opinion, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial position, nor is it possible to provide an estimated amount of any such loss. However, depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future financial position, results of operations, or cash flows, or all in a particular period.

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (HCW) v. Stardust Power, Inc., Case No: 654037/2025. The complaint names the Company as a defendant, and alleges, among other things, that the Company breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On October 14, 2026 (“Effective Date”), the Company entered into a settlement and release agreement with HCW wherein the Company made a one-time lump sum payment of $425,000 to HCW and issued warrants to purchase 482,904 shares of the Company’s common stock at an exercise price equal to the Nasdaq official closing price of the Company’s shares of common stock on the Effective Date and with a term of 5 years from the issuance date. The warrants were valued at $109,859 and together with the cash payout of $425,000 is presented as accrued liabilities and other current liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2026.

NOTE 4 – COMMON STOCK

On July 8, 2024, the Common Stock and Public Warrants began trading on Nasdaq under the ticker symbols “SDST” and “SDSTW”, respectively. On October 15, 2026, the Company received a written notice (the “Staff Determination”) from the Staff indicating that it has determined that, as of October 14, 2026, the Company’s Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Nasdaq Listing Rule 5810(c)(3)(A)(iii), pursuant to which, if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. As a result, trading in the Company’s Common Stock and Public Warrants was suspended at the opening of business on October 23, 2026, and the Staff indicated that a Form 25-NSE will be filed with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

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

The Company is authorized to issue 700,000,000 and 100,000,000 shares, par value of $0.0001 per share, of Common Stock and Preferred Stock, respectively. At September 30, 2026, the Company had 49,739,665 shares of Common Stock issued and outstanding. As of December 31, 2025, the Company had 9,869,558 shares of Common Stock issued and outstanding.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. The Company assesses the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at September 30, 2026 and December 31, 2025, the Company did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured at $4,700 as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

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

In connection with the Prior B. Riley Agreements, the Company issued 6,369 shares of Common Stock as commitment shares to B. Riley Principal Capital II with a grant date fair value of $500,000, which was recorded as a component of finance charges in the consolidated statements of operations for the year ended December 31, 2024. The Prior B. Riley Agreements also provided for a make-whole mechanism whereby, if B. Riley Principal Capital II’s aggregate resale proceeds from the commitment shares were less than $500,000, the Company would pay the shortfall in cash, and if the resale proceeds exceeded $500,000, B. Riley Principal Capital II would remit 50% of the excess to the Company. As of September 30, 2025, the fair market value of the commitment shares was $19,742, resulting in a make-whole obligation of $480,258. The change in the fair value of the make-whole obligation of $(7,196) and $208,247 was recognized as a component of finance charges in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

On December 11, 2025, the Company entered into a letter agreement with B. Riley Principal Capital II, pursuant to which the parties mutually agreed to terminate the Prior B. Riley Agreements. As part of the termination, the Company agreed to satisfy the make-whole payment as per the terms of the Prior B. Riley Agreements of $471,942, in three equal portions: (i) through the issuance of restricted Common Stock priced at $4.40 per share and subject to resale registration, (ii) in cash upon the Company’s next equity or convertible financing, and (iii) in connection with a future equity line, at-the-market program, or similar financing that the Company is currently working on with the Investor or its affiliate, or otherwise in cash if unpaid by September 30, 2026. On December 15, 2025, the Company issued 35,753 shares of Common Stock (“Settlement Shares”) to B. Riley Principal Capital II to satisfy one-third of the make-whole payment as per the terms of the Agreement. During the nine months ended September 30, 2026, the Company made a cash payment of $314,628 to settle the remaining two-thirds of the make whole obligation. The change in the fair value of the make-whole obligation of $(36,539) and $17,090 is recorded as a component of finance charges in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. As of December 31, 2025, and September 30, 2026, the total make-whole obligation balance was $362,538 and $65,000, respectively and is included in accrued liabilities and other current liabilities in the accompanying condensed consolidated balance sheets. Subsequent to quarter end, the Company settled the make whole obligation related to the Settlement Shares by paying $65,000 in cash.

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

Under the applicable Nasdaq rules, and absent stockholder approval or satisfaction of an “at-market” exception, the Company may not issue to B. Riley Principal Capital II under the B. Riley Agreements more than 1,972,924 shares of Common Stock, which represents 19.99% of the Common Stock outstanding immediately prior to the execution of the B. Riley Agreements (the “Exchange Cap”). In addition, B. Riley Principal Capital II may not acquire shares under the B. Riley Agreements to the extent such issuances would result in B. Riley Principal Capital II and its affiliates beneficially owning more than 4.99% of Stardust’s outstanding common stock (the “Beneficial Ownership Limitation”), as determined under Section 13(d) of the Exchange Act and Rule 13d-3 thereunder. The Company evaluated the B. Riley Agreements to determine whether they should be accounted for considering the guidance in ASC 815-40 and concluded that it is an equity-linked contract that does not qualify for equity classification and therefore requires fair value accounting as a derivative. The Company has analyzed the terms of the freestanding purchased put right and has concluded that it had insignificant value as of September 30, 2026.

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

In connection with entering into the B. Riley Agreements, the Company agreed to reimburse B. Riley Principal Capital II for certain fees and expenses, including (i) a Qualified Independent Underwriter (“QIU”) fee and initial legal fee reimbursements payable at or around Closing and Commencement (as defined in the B. Riley Agreements) and (ii) ongoing quarterly legal fee reimbursements for B. Riley Principal Capital II’s due-diligence and related matters. The Company also agreed that a fully earned, non-refundable Prior Transaction Cash Holdback Amount of $157,314, relating to a prior terminated transaction with B. Riley Principal Capital II, will be funded by allowing B. Riley Principal Capital II to withhold 10% of the gross purchase price on each VWAP or Intraday VWAP Purchase under the new facility until cumulative withholdings equal to $157,314. If the Company fails to pay in full this Prior Transaction Cash Holdback Amount on or before September 30, 2026, the Company will also be obligated to pay B. Riley Principal Capital II a one-time non-refundable commitment fee of up to $100,000, in accordance with the terms of the B. Riley Agreements. In May 2026, the Company received an invoice for the Holdback Amount of $157,314 and settled the invoice in cash during nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, the Company issued Nil and 505,866 shares of Common Stock under the B. Riley Purchase Agreement aggregating to net proceeds of Nil and $1,310,904, respectively. Following the suspension of the Company’s Common Stock from trading on Nasdaq on October 23, 2026, the Company is no longer able to sell shares under the B. Riley Purchase Agreements.

At-the-Market Issuance Sales Agreement

On May 8, 2026, the Company entered into the Sales Agreement with the Agent, pursuant to which the Company may issue and sell the Placement Shares from time to time, in its sole discretion, through the ATM Offering, through or to the Agent acting as sales agent or principal. The ATM Offering is registered under the Company’s shelf registration statement on Form S-3 (File No. 333-294938), which has been declared effective by the SEC. The Company has filed a Prospectus Supplement specifically relating to the Placement Shares. On September 17, 2026, the Company filed the Amendment No.1 to the Prospectus Supplement to update the ATM Offering to up to an additional aggregate of $8,990,537 of Placement Shares. Further, on September 22, 2026, the Company filed the Amendment No.2 to the Prospectus Supplement to update the ATM Offering, to up to an additional aggregate of $6,076,872 of Placement Shares. The Company is not obligated to sell any shares under the Sales Agreement and may suspend or terminate the Sales Agreement at any time. The Company’s ability to raise capital through sales of Placement Shares under the Sales Agreement is subject to, among other things, the continued effectiveness of the shelf registration statement and related Prospectus Supplement and market conditions, including the trading price and trading volume of the Company’s common stock, and the Company may be unable to sell Placement Shares at times, or on terms, that are acceptable to the Company.

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

The Agent will be entitled to compensation under the terms of the Sales Agreement at a commission rate equal to up to 3.0% of the gross proceeds of the sales price of common stock that it sells as Agent and up to 5.0% of the gross proceeds of the sales price of common stock sold to the Agent as principal. In connection with entering into the Sales Agreement, the Company agreed to reimburse the Agent for certain fees and expenses, reasonable and documented legal, filing and other direct offering costs, including reimbursement of Agent counsel fees not to exceed $50,000 in connection with the execution of the Sales Agreement and $5,000 per calendar quarter thereafter for ongoing representation updates. During the nine months ended September 30, 2026, the Company incurred legal and professional fees of $184,050 in connection with entering into the Sales Agreement and the subsequent filings of Amendments Nos. 1 and 2, which was capitalized as deferred offering costs and will be allocated against proceeds as shares are sold. Of this amount, $111,903 and $115,487 was allocated against proceeds as shares were sold during the three and nine months ended September 30, 2026, respectively.

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

During the three and nine months ended September 30, 2026, the Company sold an aggregate of 23,309,148 and 23,388,651 shares of Common Stock at a weighted average price per share of $0.26 and $0.27, aggregating to net proceeds of $6,148,506 and $6,309,537, respectively, after deducting commissions and other offering expenses. As a result of the suspension of trading in the Company’s Common Stock on Nasdaq on October 23, 2026, the Company is no longer able to sell Placement Shares under the Sales Agreement.

In connection with the Company’s ATM offering program, the Company has agreed to indemnify the Agent against losses arising from material misstatements or omissions in the Registration Statement or Prospectus, excluding losses attributable to information furnished in writing by the Agent. If indemnification is unavailable, contribution will be allocated based on relative benefits received (Net Proceeds to the Company vs. commissions to the Agent), with the Agent’s contribution capped at total commissions received. These obligations survive termination of the sales agreement. As of September 30, 2026, no claims have been asserted, and the Company does not believe a loss is probable; accordingly, no liability has been accrued.

Public Offering and Warrant Inducement

During the nine months ended September 30, 2025, the Company completed two public offerings generating gross proceeds of $5,750,400 (January 2025), approximately $4,520,000 (June 2025, inclusive of a partially exercised over-allotment option) and a warrant inducement transaction generating gross proceeds of $2,971,040 (March 2025). No warrants issued in these transactions remain outstanding as of September 30, 2026. These transactions, and the October 2025 warrant exchange in which the Inducement Warrants were exchanged for shares and cancelled, are described in greater detail in Note 6 to the Company’s Form 10-K.

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

As of the License Agreement Effective Date, the license did not meet the recognition criteria for an intangible asset under U.S. GAAP, as it did not provide probable future economic benefits independent of the KMX VMD Units, which are expected to be acquired only upon the commencement of operations at the Company’s planned facility. Accordingly, the Company recognized $343,000 as other long-term assets on the audited and unaudited condensed consolidated balance sheets as of December 31, 2025 and September 30, 2026, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vendor shares issuance

On October 30, 2025, the Company approved the issuance of 65,000 shares of Common Stock to a vendor for services to be rendered over a period of 12 months. The shares fully vested upon issuance and will be expensed as services are received. The Company recognized consulting expense of $75,560 and $226,688 for the three and nine months ended September 30, 2026, and a prepaid expense of $226,688 and Nil as of December 31, 2025 and September 30, 2026, respectively. The corresponding amounts were recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2026, the Company issued the shares to the vendor.

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

NOTE 5 – STOCK BASED COMPENSATION

2023 Equity Incentive Plan

At March 16, 2023 (inception), the Legacy Stardust Power stockholders approved the 2023 Equity Incentive Plan, and 230,112 shares of the Company’s Common Stock were reserved for issuance thereunder. During the year ended December 31, 2024, the Board adopted a resolution to increase the number of shares of Common Stock authorized for issuance under the 2023 Equity Incentive Plan by 115,056 shares of Common Stock. During the three and nine months ended September 30, 2026, there were no grants under the 2023 Equity Incentive Plan.

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

The early exercised shares liability amounting to $829 and $1,735 is outstanding as at September 30, 2026, and December 31, 2025, respectively, and is presented under “Early exercised shares option liability” on the unaudited condensed and audited consolidated balance sheets, respectively.

Stock option activity for the nine months ended September 30, 2026, and balances as at the end of September 30, 2026, were as follows:

	Stock Options
	Number of options	Weighted Average Grant-Date Fair Value	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value
Unvested as of December 31, 2025	26,560	$5.55	1.50	$79,548
Granted	-	-
Vested	(13,951)	5.27
Forfeited	-	-
Unvested as of September 30, 2026	12,609	$5.84	0.91	$517

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $72,305 and $75,964 for the nine months ended September 30, 2026, and 2025, respectively. The total compensation expense for stock options recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations were $22,134 and $25,138 for the three months ended September 30, 2026, and 2025 respectively.

As at September 30, 2026, total unvested compensation cost for stock options granted to employees not yet recognized was $70,635. The Company expects to recognize this compensation over a weighted average period of approximately 0.91 years.

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2026, and balances as at September 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	54,561	$87.10
Granted	-	-
Vested	(29,050)	85.23
Forfeited	(17,258)	91.70
Unvested as at September 30, 2026	8,253	84.10

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was a net reversal of $111,022 and an expense of $3,172,091 for the nine months ended September 30, 2026, and 2025, respectively. The net reversal for the nine months ended September 30, 2026 reflects the reversal of previously recognized compensation expense on 17,258 unvested RSUs that were forfeited during the three months ended September 30, 2026.

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was a net reversal of $937,887 and an expense of $779,563 for the three months ended September 30, 2026, and 2025, respectively.

The total fair value of RSU’s vested during nine months ended September 30, 2026, was $2,475,899. As at September 30, 2026, total unvested compensation cost for RSUs granted to employees not yet recognized was $54,615. The Company expects to recognize this compensation over a weighted average period of approximately 0.21 years.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2026, the Company granted (a) 40,000 RSUs to employees, which vested immediately upon grant, (b) 620,362 RSUs to employees, which vested immediately upon grant and were issued in settlement of prior year bonuses and (c) 21,692 RSUs to consultants which vested immediately upon grant and were issued in settlement of prior year incentives.

The fair value of common stock is based on the closing price of the Company’s Common Stock, as reported on Nasdaq on the date of grant.

RSU activity for the nine months ended September 30, 2026, and balances as at the end of September 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	89,147	53.62
Granted	682,054	2.49
Vested	(713,052)	5.00
Forfeited	-	-
Unvested as at September 30, 2026	58,149	50.17

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $1,951,751 and $1,985,388 for the nine months ended September 30, 2026, and 2025, respectively.

The total compensation expense for RSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $611,543 and $611,311 for the three months ended September 30, 2026, and 2025, respectively.

The total fair value of RSU’s vested during nine months ended September 30, 2026, was $3,563,289.

As at September 30, 2026, total unvested compensation cost for RSUs granted to employees and non-employee directors not yet recognized was $2,379,637. The Company expects to recognize this compensation over a weighted average period of approximately 2.08 years.

As at September 30, 2026, total unvested compensation cost for RSUs granted to the consultants not yet recognized was $426,292. The Company expects to recognize this compensation over a period of approximately 1.96 years.

Performance stock unit (“PSU”) activity for the nine months ended September 30, 2026, and balances as at the end of September 30, 2026, were as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested as at December 31, 2025	50,658	67.33
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as at September 30, 2026	50,658	67.33

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $849,514 and $849,501 for the nine months ended September 30, 2026, and 2025, respectively.

The total compensation expense for PSUs recognized in the General and administrative expenses of the Company’s unaudited condensed consolidated statements of operations was $286,284 and $286,252 for the three months ended September 30, 2026, and 2025, respectively.

As at September 30, 2026, total unvested compensation cost for PSUs granted to employees not yet recognized was $1,092,337. The Company expects to recognize this compensation over a weighted average period of approximately 0.96 years.

NOTE 6 – ACCOUNTING FOR WARRANT LIABILITY

The Company’s Public Warrants and Private Warrants (together, the “Warrants”) were issued in connection with the Business Combination that closed on July 8, 2024, as described in the Company’s Form 10-K. Each 10 Warrants entitle the holder to purchase one share of Common Stock at an exercise price of $115.00 per share. As at September 30, 2026, and December 31, 2025, there were 10,430,800 warrants outstanding, including 4,864,133 Public Warrants and 5,566,667 Private Warrants outstanding.

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

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information about the Company’s warrant liabilities that are measured at fair value on a recurring basis at September 30, 2026, and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	At September 30, 2026	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)

Public warrants	$329,301	$329,301	$-	$-
Private warrants	376,863	-	376,863	-
Warrant liability	$706,164	$329,301	$376,863	$-

Description	At December 31, 2025 (audited)	Quoted Price In Active Markets (level 1)	Significant Other Observable Input (level 2)	Significant Other Unobservable Input (level 3)

Public warrants	$485,926	485,926	-	$-
Private warrants	556,110	-	556,110	-
Warrant liability	$1,042,036	485,926	556,110	$-

At September 30, 2026 and December 31, 2025, the Company valued its Public Warrants by reference to the publicly traded price of the Public Warrants. The Company valued its Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

The Company’s policy is to record transfers between levels at the end of the reporting period. There were no transfers during the three and nine months ended September 30, 2026.

NOTE 7 – INVESTMENT IN EQUITY SECURITIES

In October 2023, Legacy Stardust Power subscribed to and purchased 13,949,579 ordinary shares (1.26% of the total equity) of QX Resources Limited (“QXR”) for $200,000.

QXR’s ordinary shares are listed on the ASX with a readily determinable fair value, and change in fair value is recognized in the unaudited condensed consolidated statement of operations. Accordingly, the investment in these securities has been recorded at cost at initial recognition and at fair value of $29,249 and $37,374 as at September 30, 2026, and December 31, 2025, respectively. The Company recognized a gain of $447 and a loss of $8,125 for the three and nine months ended September 30, 2026, respectively, and a gain of $27,680 and $11,201 for the three and nine months ended September 30, 2025, respectively, due to change in fair value of securities in the unaudited condensed consolidated statement of operations. Further, this investment in securities has been disclosed outside of current assets on the unaudited condensed consolidated balance sheet in accordance with ASC 210-10-45-4 because the investment has been made for the purpose of affiliation and continuing business.

The Company held an investment in IRIS Metals Limited (“IRIS Metals”), an ASX listed equity security which was fully divested during fiscal year 2025 and is described in the Company’s Form 10-K. During the nine months ended September 30, 2025, management determined that a strategic investment in IRIS Metals was no longer viable. As a result, the Company sold all its investment in IRIS Metals for total proceeds of $570,255. The Company recognized a loss on sale of investments of $84,626 and $179,805 for the three and nine months ended September 30, 2025, respectively. The carrying amount of the shares sold was $750,060. Accordingly, as of September 30, 2026, and December 31, 2025, the Company no longer held any investment in IRIS Metals and no gain or loss due to changes in the fair value of securities was recognized during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized loss due to changes in the fair value of securities of $Nil and $711,655, respectively.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – CONVERTIBLE NOTES AND WARRANTS

Lind 2025 Convertible Note

On December 23, 2025, the Company entered into the Lind Securities Purchase Agreement with Lind providing for up to $15,000,000 in senior secured convertible debt financing. At initial closing, the Company received net cash proceeds of $3,792,500 after payment of a $100,000 commitment fee and $107,500 in legal fees in exchange for issuing to Lind the 2025 Convertible Note with a principal amount of $4,800,000 and the 2025 Lind Warrant to purchase approximately 411,245 shares of the Company’s Common Stock.

The 2025 Convertible Note does not bear a stated rate of interest. The principal is repayable in 20 consecutive monthly installments of $240,000 each, commencing 120 days after the issuance date. Lind may elect to increase the amount of up to two monthly installments to as much as $500,000 each. Each installment may be settled, at the Company’s election, either (i) in cash (subject to a 4% premium), (ii) shares of common stock (“Repayment Shares”), or (iii) a combination of cash and Repayment Shares. The number of Repayment Shares shall be equal to the principal portion paid in shares divided by the Repayment Share price, which is 90% of the average of five consecutive daily VWAPs selected by Lind during the 20 trading days prior to issuance. The 2025 Convertible Note is convertible at Lind’s option at a fixed conversion price of $5.837 per share, subject to customary anti-dilution adjustments and a floor price mechanism. Conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.99% under certain conditions). In addition, the total number of shares issuable upon conversion is subject to limitations under applicable stock exchange rules (including the 19.99% cap) unless stockholder approval is obtained. On June 2, 2026, the Company’s stockholders approved the issuance of shares of Common Stock to Lind in excess of the 19.99% cap.

Any overdue amounts under the 2025 Convertible Note and, following any event of default, bear interest at 10% per annum, compounded annually on a 360-day year basis, from the due date until paid in full. All accrued and unpaid amounts, including interest on overdue interest, are payable on demand.

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

At issuance, the Company evaluated the 2025 Convertible Note under ASC 470-20, Debt with Conversion and Other Options, and ASC 815-15, Embedded Derivatives, and determined that certain contingent features, including the Mandatory Default Amount and the default conversion feature (together, the “default features”), are not clearly and closely related to the debt host, meet the definition of a derivative, and require bifurcation and separate measurement at fair value as a single compound embedded derivative. Because the Company assessed the probability of an event of default as remote at issuance and as of December 31, 2025, the Company determined that the fair value of the embedded derivative was de minimis at those dates. The debt host is carried at amortized cost using the effective interest method. Because the 2025 Convertible Note and related warrant were issued in a single financing transaction, the Company allocated the net proceeds to the 2025 Convertible Note and the warrants based on their relative fair values. A portion of the total debt issuance costs of $207,500 was allocated to the warrants based on their relative fair value, resulting in an allocation of $34,610 to the warrants and $172,890 to the 2025 Convertible Note. In total, $34,610 was recorded in additional paid-in capital (“APIC”) related to the warrants, and a debt discount and debt issuance costs of $1,640,062 were recorded as a reduction of the carrying amount of the 2025 Convertible Note, representing the difference between the $4,800,000 principal amount and the amount allocated to the debt component at issuance.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the 2025 Convertible Note, an event of default occurs if the Company’s market capitalization remains below $15.0 million for ten consecutive trading days. On August 11, 2026, this event of default, which is not subject to a cure period, occurred (the “Triggering Event”). The Triggering Event did not result from any failure by the Company to make scheduled payments under the 2025 Convertible Note. As a result of the Triggering Event, the Company, among other things, became obligated to pay the Mandatory Default Amount, equal to 110% of the outstanding principal, plus all other amounts owing under the 2025 Convertible Note, with default interest accruing at a rate of 10% per annum. Based on outstanding principal of $3,580,000 on August 11, 2026, the Mandatory Default Amount was $3,938,000. Since the 2025 Convertible Note is payable on demand at the option of Lind, it is classified as a current liability as of September 30, 2026.

While the event of default continues, Lind may declare the Mandatory Default Amount immediately due and payable and exercise remedies as a secured creditor over substantially all of the assets of the Company and its subsidiaries, including the pledged equity interests. Lind may also, from time to time, require the conversion of all or a portion of the outstanding principal into shares of Common Stock at a discounted conversion price. The applicable default conversion price is the lower of the conversion price then in effect or 80% of the average of the three lowest daily volume-weighted average prices during the preceding 20 trading days, subject to the limitations in the 2025 Convertible Note.

During the nine months ended September 30, 2026, and before the Triggering Event, the Company settled $1,220,000 of installments through the issuance of 721,015 Repayment Shares, including $500,000 settled through the issuance of 340,367 Repayment Shares during the three months ended September 30, 2026. Before the Triggering Event, the Company recognized a loss on extinguishment of $71,817 and $199,197 for the three and nine months ended September 30, 2026, respectively, representing the excess of the fair value of the Repayment Shares issued over the net carrying amount of the debt settled.

Between August 11, 2026 and September 30, 2026, Lind converted $1,794,962 of the outstanding principal of the 2025 Convertible Note into shares of Common Stock in 17 separate conversions at the default conversion price. These conversions did not generate cash proceeds for the Company. In connection with these conversions, the Company issued an aggregate of 14,445,473 shares of Common Stock to Lind, at an average conversion price of approximately $0.124 per share. For the three and nine months ended September 30, 2026, the Company recognized a gain on extinguishment of $305,267 related to these settlements. The principal balance outstanding under the 2025 Convertible Note was $1,785,038 as of September 30, 2026, before consideration of the unpaid default premium of $358,000 included in the Mandatory Default Amount, and the embedded derivative liability.

The conversions reduced the outstanding principal balance of the 2025 Convertible Note but did not cure the event of default or eliminate the other default-related obligations under the 2025 Convertible Note.

Embedded Derivative Liabilities and Fair Value Measurement

The embedded derivative bifurcated at issuance continues to be accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings. The Triggering Event did not change the bifurcation conclusion reached at issuance. The fair value of the embedded derivative, which was de minimis through August 10, 2026, increased significantly upon the Triggering Event.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company estimates the fair value of the embedded derivative using a “with-and-without” approach. Under this approach, the fair value of the embedded derivative is the difference between the value of the 2025 Convertible Note including the default features and the value of the 2025 Convertible Note excluding the default features. The fair value including the default features reflects the conversion of all amounts owing, including the Mandatory Default Amount, into Common Stock at the measurement date, using the default conversion price and the closing price of the Common Stock on that date. The fair value excluding the default features is the outstanding principal amount of the 2025 Convertible Note at the measurement date. The Company measured the fair value of the embedded derivative as of August 11, 2026 and September 30, 2026. The fair value of the embedded derivative derecognized upon each conversion was determined as a proportionate share of its fair value as of August 11, 2026, based on the amount converted.

The fair value of the embedded derivative liability was Nil as of December 31, 2025, $2,100,423 as of August 11, 2026 and $880,871 as of September 30, 2026. As a result of the Triggering Event, the Company recognized a loss of $2,100,423 from the change in fair value of the embedded derivative. For the conversions between August 11 and September 30, 2026, the fair value of the shares of Common Stock issued was $2,447,079, the carrying amount of the debt host derecognized was $1,794,962 and the fair value of the embedded derivative derecognized was $957,384, resulting in a gain on extinguishment of $305,267. The Company also recognized a gain of $262,168 from the change in fair value of the embedded derivative for the period from August 11, 2026 through September 30, 2026. Accordingly, the net loss from the change in fair value of the embedded derivative was $1,838,255 for each of the three and nine months ended September 30, 2026.

The embedded derivative liability is classified within Level 3 of the fair value hierarchy because its measurement assumes that all amounts owing are converted in the Common Stock at the measurement date, at the default conversion price and the closing price of the Common Stock on that date. This settlement assumption is a significant unobservable input, as conversions are subject to beneficial ownership limitation and depends on the trading volume of the Common Stock. The other inputs, including the Mandatory Default Amount, the default conversion price, the installment terms and the closing price of the Common Stock, are contractual or observable.

A higher price of the Common Stock relative to the default conversion price would increase the fair value of the shares issuable on conversion and, therefore, the fair value of the embedded derivative. Measuring conversions over a longer period, rather than at the measurement date, could result in a different fair value, depending on the changes in the price of the Common Stock over that period.

The following table presents the changes in the fair value of the embedded derivative liability:

Embedded derivative liability
Balance as of December 31, 2025	$—
Change in fair value upon the Triggering Event	2,100,423
Settlements upon conversions	(957,384)
Change in fair value, August 11 to September 30, 2026	(262,168)
Balance as of September 30, 2026	$880,871

The net loss from the change in fair value of the embedded derivative of $1,838,255 recognized for each of the three and nine months ended September 30, 2026 includes unrealized losses of $880,871 related to the embedded derivative liability held as of September 30, 2026, and is presented in change in fair value of embedded derivative in the unaudited condensed consolidated statements of operations.

As of December 31, 2025 and September 30, 2026, the outstanding principal amount of the 2025 Convertible Note was $4,800,000 and $2,143,038, respectively, including the unpaid default premium of $358,000. Unamortized debt discount and issuance costs, including the amount allocated to the warrants, totaled $1,606,994 and $Nil as of December 31, 2025 and September 30, 2026, respectively. The net carrying amount of the debt host was $3,193,006 and $1,785,038, respectively. The fair value of the embedded derivative liability was $ Nil and $880,871 as of December 31, 2025 and September 30, 2026, respectively.

For the three and nine months ended September 30, 2026, the Company recognized interest expense related to the 2025 Convertible Note of $914,285 and $1,606,994, respectively, consisting of amortization of debt discount and issuance costs. Default interest at the Past Due Rate of $47,367 that accrued from August 11, 2026 through September 30, 2026 is included in the measurement of the embedded derivative. The effective interest rate on the debt host was 43.2%.

Because the 2025 Convertible Note is in default and payable on demand, all amounts owing are presented as due in the remainder of 2026. Future contractual payments under the 2025 Convertible Note as of September 30, 2026 are as follows:

Year	As of September 30, 2026
Remainder of 2026	2,143,038

Subsequent to September 30, 2026, and through November 13, 2026, Lind converted $2,143,038 of the amounts owing under the 2025 Convertible Note into 42,742,777 shares of Common Stock in 18 separate conversions. These conversions did not generate cash proceeds for the Company. As of the date these condensed consolidated financial statements were issued, $53,000 remained owing under the 2025 Convertible Note, consisting of accrued default interest at the Past Due Rate, and the event of default had not been waived. On October 23, 2026, Nasdaq suspended trading in the Company’s Common Stock. The trading suspension and pending delisting are additional events of default under the 2025 Convertible Note, which did not change the Mandatory Default Amount.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables summarize the Company’s assets and liabilities that are measured at fair value in the condensed consolidated financial statements:

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$37,374	$-	$-	$37,374
Total financial assets	$37,374	$-	$-	$37,374

	Fair Value Measurements as at September 30, 2026
	Level 1	Level 2	Level 3	Total
Other noncurrent assets:
Investment in equity securities (a)	$29,249	$-	$-	$29,249
Total financial assets	$29,249	$-	$-	$29,249

	Fair Value Measurements as at December 31, 2025 (audited)
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

	Fair Value Measurements as at September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Sponsor earnout shares (b)	$-	$-	$4,700	$4,700
Total financial liabilities	$-	$-	$4,700	$4,700

(a)	These represent equity investments with a readily determinable fair value. The Company has measured its investments to fair value in accordance with ASC 321, “Investments-Equity Securities,” based on quoted prices in active markets.

(b)	For Level 3 earnout liability, the Company assesses the fair value of expected earnout liability at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earnout period utilizing various potential pay-out scenarios. The Monte Carlo simulation method repeats a process thousands of times in an attempt to predict all the possible future outcomes. At the end of the simulation, several random trials produce a distribution of outcomes that are then analyzed to determine the average present value of the earnout. Change in the fair value of earnout liability is reflected in the unaudited condensed consolidated statements of operations.

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Payroll and related taxes	(200,776)	2,938,743	5,266,026	9,702,403
Professional and consulting fees	354,767	366,559	1,254,714	704,116
Legal fees	100,490	222,953	524,360	702,615
Insurance	154,148	122,721	400,344	414,177
Marketing and advertisement	111,984	(2,122)	332,465	47,885
Other	237,210	176,817	859,498	1,039,470
Total	757,823	3,825,671	8,637,407	12,610,666

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company previously entered into a consulting agreement and loan arrangement with DRE Chicago LLC (“DRE Chicago”), whose principal, Paramita Das, was the Company’s former Chief Strategy Officer and Senior Advisor to the Chief Executive Officer as described in the Company’s Form 10-K. The Company recognized interest expense of $7,187 during the nine months ended September 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 52,374 warrants, remain outstanding. DRE Chicago’s loan was entered into as part of a larger $1,800,000 Term Sheets facility with several lenders, which was fully repaid, together with accrued interest, as of December 31, 2025. Ms. Das terminated her employment with the Company in November 2025 and is no longer considered a related party as of September 30, 2026.

The Company previously entered into a loan arrangement with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, as described in the Company’s Form 10-K. The Company recognized interest expense of $51,042 during the nine months ended September 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 488,826 warrants, remain outstanding. As of the date of this quarterly report, the Endurance-affiliated individual is no longer a member of our board of directors.

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In March 2023, the Company entered into unsecured notes payable with three related parties. These notes payable provided the Company the ability to draw up to $1,000,000, in aggregate. In June 2025, the Company drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount by quarter end. The Company had accrued interest of $422 during the nine months ended September 30, 2025, on the drawn amount and subsequently paid the interest in January 2026.

NOTE 12 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

	September 30, 2026	December 31, 2025 (audited)
Accrued expenses	$1,607,386	$1,748,808
Capital market advisory fees	1,419,388	1,419,388
Personnel related liabilities	142,808	1,667,247
Accrued Interest	1,594	1,556
Total	$3,171,176	$4,836,999

NOTE 13 – SHORT-TERM LOANS

Insurance funding borrowing

On July 1, 2026, the Company entered into a financing agreement of $493,532 for the purchase of an insurance policy with FIRST Insurance Funding. The Company made a down payment of $172,736, which was applied to the loan amount at the time of the loan agreement. The debt is payable in 7 monthly installments of $47,189 per month and bears an interest rate of 6.99%. The carrying amount of $277,416 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on September 30, 2026. The Company recognized interest expense of $5,403 on this financing agreement for the three and nine months ended September 30, 2026.

On August 5, 2025, the Company entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments through June 2026 and bears an interest rate of 7.5%. The carrying amount of Nil and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on September 30, 2026, and the audited consolidated balance sheet as on December 31, 2025, respectively. The Company recognized interest expense of Nil and $4,216 on the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.

A separate insurance financing agreement entered into in July 2024 was fully repaid in June 2025; the Company recognized related interest expense of Nil and $5,067 for the three and nine months ended September 30, 2025, respectively.

Other short-term loans

The Company’s short-term loans with Endurance Antarctica Partners II, LLC and under the Term Sheets (including DRE Chicago LLC, a related party) are described in Note 11, Related Party Transactions above and described in greater detail in Note 7 to the Company’s Form 10-K. Both arrangements were fully repaid, together with accrued interest, as of December 31, 2025, and carried no balance as of September 30, 2026. The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.

The following table summarizes the Company’s outstanding short-term loan arrangements:

	September 30, 2026	December 31, 2025 (audited)
Insurance funding loan	$277,416	$205,403
Total	$277,416	$205,403

Stardust Power Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 - LEASES

The Company has entered into a lease agreement with Tower Lake LLC for office space. The Company has not recognized any right-of-use asset or lease liability pursuant to this lease as it is a short-term lease. The Company recorded rent expense of $7,811 for the three months ended September 30, 2026 and 2025 and $23,432 for the nine months ended September 30, 2026, and 2025, in the unaudited condensed consolidated statements of operations.

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

The Company incurred operating lease cost of $26,285 and $43,808 for the three and nine months ended September 30, 2026, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $26,285 and $43,808 for the three and nine months ended September 30, 2026, respectively, and is classified within operating activities in the condensed consolidated statement of cash flows. The weighted average remaining term of operating leases was 1.42 years as of September 30, 2026, and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 12.5% as of May 1, 2026.

As of September 30, 2026, the operating lease right-of-use asset was $135,857, and the operating lease liability of $135,857 was classified as $93,386 current and $42,471 non-current in the unaudited condensed consolidated balance sheet.

Future operating lease payments as of September 30, 2026, were as follows:

Year
Remainder of 2026	$26,285
2027	105,138
2028	17,523
Total future lease payments	148,946
Less imputed interest	(13,089)
Total operating lease liability balance	$135,857

NOTE 15 – PROMISSORY NOTES AND WRITE-OFFS

On August 19, 2024, Legacy Stardust Power entered into a promissory note arrangement with IGX Minerals LLC (“IGX”) (the “IGX Note”) for $176,000. The arrangement is described in the Company’s Form 10-K. During the nine months ended September 30, 2025, the Company wrote off the promissory note balance, including interest, in the amount of $182,481 as the note was deemed unrecoverable from IGX and the likelihood of entering into definitive agreements with IGX had diminished significantly. As a result, the Company recognized a loss of Nil and $182,481 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

On March 15, 2024, Legacy Stardust Power entered into a non-binding Letter of Intent with Usha Resources Ltd. (“Usha Resources”) to potentially acquire an interest in its Jackpot Lake lithium brine project, paying a non-refundable exclusivity payment of $25,000. A further non-refundable $50,000 payment was made on May 14, 2024. The arrangement is described in the Company’s Form 10-K. During the nine months ended September 30, 2025, the Company determined that the likelihood of entering into definitive agreements with Usha Resources Ltd. had diminished significantly and wrote off the $50,000 deposit balance. The Company recognized a loss of $50,000 in the Other Income/Expense section of the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

Recent Developments

Recent Financing Activity

On December 23, 2025, we entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management XIII LLC (“Lind”) providing for up to $15,000,000 in senior secured convertible debt financing. At the initial closing, we drew down gross proceeds of approximately $4,000,000 in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $4,800,000 (the “2025 Convertible Note”) and a Common Stock Purchase Warrant for the purchase of approximately 411,245 shares (the “2025 Lind Warrant”).

On August 11, 2026, our market capitalization had been below $15,000,000 for ten consecutive trading days, which was an event of default. As a result, we became obligated to pay the Mandatory Default Amount of $3,938,000 (110% of outstanding principal), plus default interest at 10% per annum. Lind also became entitled to accelerate the note, to exercise remedies as a secured creditor over substantially all of our assets and those of our subsidiaries, including the pledged equity interests, and to convert the note at a discount to the market price. The event of default has not been waived. We have classified the note as a current liability.

During the nine months ended September 30, 2026, we settled $1,220,000 of installments in shares before the default. From August 11 through September 30, Lind converted $1,794,962 of principal into 14,445,473 shares. None of these issuances provided cash. As of September 30, 2026, we owed $1,785,038 of principal, the $358,000 default premium and $47,367 of accrued interest. Subsequent to the quarter end, Lind converted a further $2,143,038, and $53,000 of accrued interest remains owing.

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

On May 8, 2026, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Pursuant to the terms of the Sales Agreement, we may sell from time to time through the Agent, shares of our Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $5,000,000 (the “Shares”). On September 17, 2026, we filed the Amendment No.1 to the Prospectus Supplement to update the ATM Offering to up to an additional aggregate of $8,990,537 of Placement Shares. Further, on September 22, 2026, we filed the Amendment No.2 to the Prospectus Supplement to update the ATM Offering, to up to an additional aggregate of $6,076,872 of Placement Shares.

Notice from Nasdaq

On April 24, 2026, we were notified by the listing qualifications staff of Nasdaq that we did not satisfy the minimum $35 million market value of the listed securities requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(b)(2) for the Nasdaq Capital Market (the “MVLS Requirement”). Nasdaq also noted that we do not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3). In accordance with Nasdaq rules, we have a period of 180 calendar days (or until October 21, 2026) to regain compliance with the MVLS Requirement. To the extent we seek to regain compliance through the MVLS Requirement, our market value of listed securities must close at $35 million or more for a minimum of 10 consecutive business days during the 180-day compliance period. Further, on September 11, 2026, we were notified by the listing qualifications staff of Nasdaq that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer satisfied the requirement of Nasdaq Listing Rule 5550(a)(2) that listed securities maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days, or until March 10, 2027, to regain compliance with the Minimum Bid Price Requirement. On October 15, 2026, we subsequently received a written notice from the Staff indicating that it has determined that, as of October 14, 2026, our Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Nasdaq Listing Rule 5810(c)(3)(A)(iii), pursuant to which, if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. As a result, trading in the Company’s Common Stock and Public warrants was suspended at the opening of business on October 23, 2026, and the Staff indicated that a Form 25-NSE will be filed with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

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

Air Permit

During nine months ended September 30, 2026, we received our air quality construction permit from the Oklahoma Department of Environmental Quality (“ODEQ”) for our lithium refinery in Muskogee, Oklahoma. This key milestone represents the final significant permit required for construction and commissioning, positioning us to advance one of the largest planned lithium refineries in the United States.

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

Expenses

General and administrative

General and administrative expense consists of costs to maintain our daily operations and administer the business that are not directly attributable to generating revenue or cost of goods or raw material. These consist primarily of consulting services (including advisory services and administrative related services from contractors, consultants), professional services such as accounting advisory, statutory auditor fees, technical consultants, and business consulting, as well as personnel related expenses (including stock based compensation), legal and book-keeping services, insurance expenses (including director and officer’s insurance), investor relations activities and marketing expenses. We expect our general and administrative expenses will increase in absolute dollars over time as we continue to invest in setting up our Facility, hire additional employees, and subsequently invest in the growth of our business and incur costs associated with being a publicly traded company with respect to compliance with the regulations of the SEC.

Other Income (Expenses)

Interest income

Interest income is comprised of interest earned on promissory notes. During the year ended December 31, 2024, we issued promissory notes of $176,000 and $316,000 to IGX Minerals LLC and IG Lithium LLC, respectively. These notes carried an interest rate of 6% with maturity dates of February 28, 2025, and July 1, 2025, respectively.

Interest expense

Interest expense is currently comprised primarily of amortization of debt discount and issuance costs associated with the 2025 Convertible Note issued in December 2025 (see Note 8). Interest expense has also historically included interest on insurance premium financing with FIRST Insurance Funding, AFCO Insurance Premium Finance and on promissory notes issued under various Term Sheets, including notes with related parties (see Note 11 and 13). The Term Sheet notes were fully repaid during fiscal year 2025 and no longer contribute to interest expense in the current period. Interest expense may also include interest charged by vendors on overdue invoices, when applicable.

Finance charges

Finance charges are comprised of costs incurred to enter into the B. Riley Purchase Agreement, issuing shares and the change in fair value of our make-whole provision related to the B. Riley Purchase Agreement.

Change in fair value of sponsor earnout shares

Change in fair value of sponsor earnout shares relates to movements in fair value of earnout shares issued to Global Partner Sponsor II, LLC (“Sponsor”) at the closing of the Business Combination, which have been classified as liability instruments in the unaudited condensed consolidated financial statements. The earnout liability is remeasured at each reporting period based on third party valuations carried out at period end. As at September 30, 2026 and December 31, 2025, we did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

Change in fair value of warrant liability

Change in fair value of warrant liability relates to movements in fair value of Public Warrants and Private Warrants (as defined in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements) which have been classified as liability instruments in the unaudited condensed consolidated financial statements, that need to be recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on fair value at period end.

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

Gain on extinguishment of liability, net

Gain or loss on extinguishment of liability represents the gain or loss recognized on the extinguishment of the 2025 Convertible Note balance due to payment of installment through issuance of shares and gain on extinguishment of vendor payable balance.

Loss on change in fair value of embedded derivative liability, net

Loss on change in fair value of embedded derivative liability represents the loss recognized on the change in fair value of embedded derivative liability that was recognized upon the occurrence of the Triggering Event related to the 2025 Convertible Note.

Other income

Other income reflects the reduction in the accrued liability resulting from the settlement and release agreement executed subsequent to quarter-end.

Provision for income taxes

We are constituted as a Delaware corporation and are subject to U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law.

Results of Operations

The following table sets forth our unaudited condensed statements of operations information for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	Changes	September 30, 2026	September 30, 2025	Changes
Revenue

General and administrative expenses	$757,823	$3,825,671	$(3,067,848)	$8,637,407	$12,610,666	$(3,973,259)
Operating Loss	(757,823)	(3,825,671)	3,067,848	(8,637,407)	(12,610,666)	3,973,259
Other incomes (expenses)
Interest income	1	4	(3)	3	12,014	(12,011)
Interest expense	(919,687)	(11,290)	(908,397)	(1,617,008)	(177,222)	(1,439,786)
Finance charge	31,539	(54,752)	86,291	(282,381)	(273,871)	(8,510)
Change in fair value of sponsor earn out shares	-	-	-	-	528,000	(528,000)
Change in fair value of warrant Liability	451,654	(511,109)	962,763	335,872	1,660,583	(1,324,711)
Change in fair value of investment in equity securities	447	27,680	(27,233)	(8,125)	(700,454)	692,329
Loss on sale of investment in equity securities	-	(84,626)	84,626	-	(179,805)	179,805
Loss on write-off of promissory note and deposit	-	-	-	-	(232,481)	232,481
Gain on extinguishment of liability, net	233,450	-	233,450	111,041	-	111,041
Loss on change in fair value of embedded derivative liability, net	(1,838,255)	-	(1,838,255)	(1,838,255)	-	(1,838,255)
Other income	25,805	-	25,805	25,805	-	25,805
Total other income (expenses)	(2,015,046)	(634,093)	(1,380,953)	(3,273,048)	636,764	(3,909,812)

Net Loss	$(2,772,869)	$(4,459,764)	$1,686,895	$(11,910,455)	$(11,973,902)	$63,447

Revenues

We have not earned any revenue since inception.

Cost of Goods Sold

We did not manufacture any products, and hence did not incur any direct costs related to production or carrying inventory, since inception.

General and Administrative Expenses

General and administrative expenses are primarily attributable to employee-related compensation expenses representing base salary, benefits and stock-based compensation expense, professional and consulting fees, mainly comprising marketing advisory services, insurance costs, and other consulting and, legal services. The details of these expenses are as follows:

	Three months ended			Nine months ended
	September 30, 2026	September 30, 2025	Changes	September 30, 2026	September 30, 2025	Changes
Payroll and related taxes	$(200,776)	$2,938,743	(3,139,519)	$5,266,026	$9,702,403	(4,436,377)
Professional and consulting fees	354,767	366,559	(11,792)	1,254,714	704,116	550,598
Legal fees	100,490	222,953	(122,463)	524,360	702,615	(178,255)
Insurance	154,148	122,721	31,427	400,344	414,177	(13,833)
Marketing and advertisement	111,984	(2,122)	114,106	332,465	47,885	284,580
Other	237,210	176,817	60,393	859,498	1,039,470	(179,972)
Total	757,823	3,825,671	(3,067,848)	8,637,407	12,610,666	(3,973,259)

For the three months ended September 30, 2026, general and administrative expenses decreased by $3,067,848, or 80.2%, to $757,823, compared to $3,825,671 for the three months ended September 30, 2025, primarily due to a decrease of $3,139,519 in payroll and related taxes, driven by reversal of stock-based compensation due to forfeiture during the current quarter and reversal of 2026 bonus accrual, a decrease of $122,463 in legal fees, partially offset by an increase of $114,106 in marketing and advertisement expense, increase of $60,393 in other expenses and $31,427 increase in insurance costs.

For the nine months ended September 30, 2026, general and administrative expenses decreased by $3,973,259, or 31.5%, to $8,637,407, compared to $12,610,666 for the nine months ended September 30, 2025, primarily due to a decrease of $4,436,377 in payroll and related taxes driven by reversal of stock-based compensation, due to forfeiture during the current quarter and reversal of 2026 bonus accrual, decrease of $178,255 in legal fees due to the appointment of in house general counsel and reduced SEC filings and a decrease of $179,972 in other expenses, partially offset by increases of $550,598 in professional and consulting fees primarily driven by reversal of stock-based compensation of a consultant due to forfeiture during the nine months ended September 30, 2025, and an increase of $284,580 in marketing and advertisement expense.

Other Income (Expenses)

Interest income

For the three and nine months ended September 30, 2026, interest income was de minimis, compared to interest income of $4 and $12,014 for the same periods in 2025, respectively. The decrease is attributable to interest income earned in the prior year period on promissory notes issued in fiscal year 2024. These promissory notes, including accrued interest, were written off in fiscal year 2025 as the notes were deemed unrecoverable.

Interest expense

For the three and nine months ended September 30, 2026, interest expenses increased by $908,397 and $1,439,786, respectively, compared to the three and nine months ended September 30, 2025, respectively, primarily due to the amortization of debt discount and issuance costs related to the 2025 Convertible Note, partially offset by decrease in interest expense on other short-term loans with various lenders.

Finance charges

Finance charges were a net credit of $31,539 for the three months ended September 30, 2026, compared to a net charge of $54,752 for the three months ended September 30, 2025, a change of $86,291. The change was primarily due to the reversal of $36,539 of a previously accrued make-whole provision, in connection with the settlement of the related obligation with B. Riley for $65,000 subsequent to quarter ended September 30, 2026.

Finance charges were $282,381 for the nine months ended September 30, 2026, compared to $273,871 for the nine months ended September 30, 2025, an increase of $8,510. The increase was primarily due to increase in cost of the issuance of shares under the B. Riley Purchase Agreement, partially offset by the make-whole provision reversal described above.

Change in fair value of sponsor earnout shares

The change in fair value of earnout shares was Nil for the nine months ended September 30, 2026, compared to a gain of $528,000 for the nine months ended September 30, 2025, and was related to movements in fair value of earnout shares issued to the Sponsor, which have been classified as liability instruments in the unaudited condensed consolidated financial statements. The fair value adjustment is recorded in the unaudited condensed consolidated statement of operations for each reporting period, based on third party valuations. As at September 30, 2026 and December 31, 2025, we did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

Change in fair value of warrant liability

The change in fair value of warrant liability was a gain of $451,654 and $335,872 for the three and nine months ended September 30, 2026, respectively, compared to a loss of $511,109 and a gain of $1,660,583 for the three and nine months ended September 30, 2025, respectively, and was related to movements in fair value of Public and Private Warrants, which have been classified as liability instruments in the unaudited condensed consolidated financial statements.

Change in fair value of investment in equity securities

For the three and nine months ended September 30, 2026, the change in fair value of investment in equity securities was a gain of $447 and a loss of $8,125, respectively, compared to a gain of $27,680 and a loss of $700,454 for the three and nine months ended September 30, 2025, respectively, primarily due to fluctuations in the fair value of investments in QXR and IRIS Metals, based on readily available quoted market prices for these investments.

Loss on sale of investments in equity securities

During the three and nine months ended September 30, 2025, the Company recorded a loss of $84,626 and $179,805, respectively, in connection with the sale of investment in equity securities. These securities were originally acquired as part of a broader investment strategy but were sold in response to evolving market conditions and liquidity needs. The loss reflects the decline in market value relative to the carrying amount at the time of sale. The Company did not sell any investment in equity securities during the three and nine months ended September 30, 2026.

Loss on write-off of promissory note and deposit

During the three and nine months ended September 30, 2025, the Company recorded a loss of Nil and $232,481, respectively, related to the write-off of a promissory note and deposit associated with a previously contemplated strategic partnership with IGX and Usha Resources. The arrangement was terminated during the nine months ended September 30, 2025, and based on an updated assessment these amounts were deemed uncollectible. Accordingly, the full balance was written off and recognized as a non-operating loss. No such write off was noted during the three and nine months ended September 30, 2026.

Gain on extinguishment of liability, net

For the three and nine months ended September 30, 2026, we recognized a net gain on extinguishment of liability of $233,450 and $111,041, respectively, on settlement of the 2025 Convertible Note monthly installment through issuance of Repayment Shares. The gain or loss reflects the difference between the installment amount and the fair value of the Repayment Shares as of the date of issuance. For the three and nine months ended September 30, 2025, there was no loss or gain recognized on extinguishment of liability.

Loss on change in fair value of embedded derivative liability, net

For the three and nine months ended September 30, 2026, we recognized a loss on change in fair value of embedded derivative liability of $1,838,255, on recognition of the embedded derivative liability upon the occurrence of the Triggering Event related to the 2025 Convertible Note on August 11, 2026 (See Note 8) and further change in fair value of embedded derivative liability as of September 30, 2026. For the three and nine months ended September 30, 2025, there was no embedded derivative liability.

Other income

Other income for the three and nine months ended September 30, 2026, was $25,805, reflecting the reduction in the accrued liability resulting from the settlement and release agreement executed subsequent to quarter-end. For the three and nine months ended September 30, 2025, there was no other income.

Tax expenses

For the three and nine months ended September 30, 2026, and 2025 the tax expense is $Nil, due to net losses incurred during these periods. We do not carry any deferred tax assets on the unaudited condensed consolidated balance sheet as at September 30, 2026 and the audited condensed consolidated balance sheet as at December 31, 2025, primarily due to net operating loss carry forwards resulting from historically incurred net operating losses and full valuations allowance of those losses, as our ability to realize future tax benefits related to these assets is largely dependent upon operational profitability, which is uncertain. As a result of this uncertainty, we have established a full valuation allowance, and have not recognized a net provision or benefit for income taxes in the periods reported.

Net loss

For the three and nine months ended September 30, 2026, we incurred a net loss of $2,772,869 and $11,910,455, respectively, and for the three and nine months ended September 30, 2025, we incurred a net loss of $4,459,764 and $11,973,902 respectively. Since we have yet to start commercial production of battery-grade lithium, our operating expenses are expected to increase as we continue to recruit more personnel to perform general operational tasks, setting up the Facility and execute supply agreements.

Liquidity and Capital Resources

Overview

We have devoted substantial efforts and financial resources to raising capital and organizing and staffing the Company, and as a result, have incurred significant operating losses. As of September 30, 2026, and December 31, 2025, we had an accumulated deficit of $80,253,039 and $68,342,584, respectively.

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

Sources of Liquidity and Going Concern

We have funded our operations with proceeds from sales of Legacy Stardust Power Common Stock, promissory notes, simple agreements for future equity notes (“SAFE notes”), debt financing, equity financing and convertible equity agreements. During 2026, our primary sources of financing were committed equity facility with B. Riley Principal Capital II, LLC, and an at-the-market offering through B. Riley Securities, Inc., from which we received aggregate net proceeds of approximately $10,495,988 through October 23, 2026. Following the suspension of our Common Stock from trading on Nasdaq on October 23, 2026, we are no longer able to sell shares under the committed equity facility or the at-the-market offering. In addition, following an event of default, Lind converted the entire outstanding principal balance of its convertible note into shares of Common Stock, and no further financing is available from Lind. See Notes 4 and 8 to the unaudited condensed consolidated financial statements for additional information.

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

Our unaudited condensed consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are a development stage entity with no revenues, and have accumulated deficit of $80,253,039 and stockholders’ deficit of $1,975,874 as at September 30, 2026. We expect to continue to incur significant costs in pursuit of our operating and investment plans. These costs exceed our existing cash balance and net working capital.

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

Insurance funding borrowing

On August 5, 2025, we entered into a financing agreement of $407,500 for the purchase of an insurance policy with AFCO Insurance Premium Finance. The debt is payable in monthly installments through June 2026 and bears an interest rate of 7.5%. As at September 30, 2026, the loan was fully repaid. The carrying amount of Nil and $205,403 is included as Short-term Loan on the accompanying unaudited condensed consolidated balance sheet as on September 30, 2026, and audited consolidated balance sheet as on December 31, 2025, respectively.

During the three months ended September 30, 2026, we entered into a financing agreement of $493,532 for the purchase of an insurance policy with FIRST Insurance Funding. We made a downpayment of $172,736, which was applied to the loan amount at the time of the loan agreement. The debt is payable in 7 monthly installments of $47,189 per month and bears an interest rate of 6.99%.

Other short-term loans

Our short-term loans with Endurance Antarctica Partners II, LLC and under the Term Sheets (including DRE Chicago LLC, a related party) are described in Note 11, Related Party Transactions, included elsewhere in this quarterly report and described in greater detail in Note 7 to our Form 10-K. Both arrangements were fully repaid, together with accrued interest, as of December 31, 2025, and carried no balance as of September 30, 2026. The Company recognized interest expense of $103,938 towards other short-term loans on the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025.

Cash Flow

Summary

The following table summarizes our cash flows for the periods presented:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Change
Net cash used in operating activities	(6,283,278)	(6,548,760)	265,482
Net cash used in investing activities	(310,596)	(3,001,632)	2,691,036
Net cash provided by financing activities	7,675,125	10,222,822	(2,547,697)
Net change in cash	1,081,251	672,430	408,821

Cash Flows Used in Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $6,283,278, consisting of a $11,910,455 net loss, adjusted for $6,080,189 of non-cash charges, primarily comprising stock based compensation expense, amortization of debt discount and issuance costs, loss on change in fair value of embedded derivative liability, loss on extinguishment of liability and change in fair value of warrant liability, and a $453,012 net change in operating assets and liabilities, primarily driven by an increase of $306,332 in prepaid expense and other assets, decrease of $236,056 in accrued and other current liabilities and decrease of $37,397 in operating lease right-of-use asset and liability, partially offset by an increase of $126,773 in accounts payable which represent the various costs that are expected to be incurred as we set up operations during this period

For the nine months ended September 30, 2025, net cash used in operating activities was $6,548,760 consisting of a $11,973,902 net loss, adjusted for $5,247,665 of non-cash charges, primarily comprising stock based compensation expense, change in fair value of investments, warrant liability, sponsor earnout shares and common stock make-whole obligation, loss on sale of investments, loss on write off of deferred transaction costs, promissory note and deposits and depreciation, and a $177,477 net increase in operating assets and liabilities, primarily driven by an increase of $231,370 in accounts payable and other current liabilities which represent the various costs that are expected to be incurred as we set up operations during this period, partially offset by an increase of $53,893 in prepaid expenses and other assets due to amortization.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $310,596, primarily representing $281,676 of capital project costs related to construction of the refinery and $28,920 on account of purchase of computer, equipment and furniture.

For the nine months ended September 30, 2025, net cash used in investing activities was $3,001,632, primarily representing $3,555,268 incurred for capital project costs related to construction of the refinery offset partially by $570,255 in proceeds from sale of investments in equity securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $7,675,125, related primarily to proceeds of $7,660,987 from common stock issuances under the ATM Offering and the B. Riley Purchase Agreement and proceeds of $320,796 from short term loan, partially offset by repayment of short-term loan of $248,783 and payment of deferred transaction costs of $57,875.

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

Commitments and Contractual Obligations

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details regarding other contractual obligations and commitments as at September 30, 2026. While we have not entered into any other binding commitments, other strategic partnerships are being evaluated which could lead to future contractual obligations.

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

Related Party Transactions

We previously entered into a consulting agreement and loan arrangement with DRE Chicago LLC (“DRE Chicago”), whose principal, Paramita Das, was our former Chief Strategy Officer and Senior Advisor to the Chief Executive Officer as described in our Form 10-K. We recognized interest expense of $7,187 during the nine months ended September 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 52,374 warrants, remain outstanding. DRE Chicago’s loan was entered into as part of a larger $1,800,000 Term Sheets facility with several lenders, which was fully repaid, together with accrued interest, as of December 31, 2025. Ms. Das terminated her employment with us in November 2025 and is no longer considered a related party as of September 30, 2026.

We previously entered into a loan arrangement with Endurance Antarctica Partners II, LLC (“Endurance”), an affiliate of a director at the time and a shareholder, as described in our Form 10-K. We recognized interest expense of $51,042 during the nine months ended September 30, 2025. The loan was fully repaid, together with accrued interest, as of December 31, 2025, and 488,826 warrants, remain outstanding. As of the date of this quarterly report, the Endurance-affiliated individual is no longer a member of our board of directors.

We previously entered into unsecured notes payable with three related parties. These notes payable provided us the ability to draw up to $1,000,000, in aggregate. In June 2025, we drew $250,000 from Energy Transition Investors LLC, and subsequently repaid the drawn amount by quarter ended June 30, 2025. We had accrued interest of $422 during the nine months ended September 30, 2025 on the drawn amount and subsequently paid the interest in January 2026.

Private Warrants

The Sponsor purchased from GPAC II an aggregate of 5,566,667 warrants at a price of $1.50 per warrant in a private placement that occurred simultaneously with the completion of our initial public offering (the “Private Warrants”). At closing of the Business Combination, we acquired the net liabilities for GPAC II including the Private Warrants. Each 10 Private Warrant entitles the holder to purchase one share of Common Stock at $115.00 per share. At September 30, 2026, there were 5,566,667 Private Warrants outstanding. As at September 30, 2026, the fair value of Private Warrants amounted to $376,863. We valued our Private Warrants based on the closing price of the Public Warrants since they are similar instruments.

Sponsor Earnout Shares

As part of the closing of the Business Combination, we issued 100,000 shares to the Sponsor. These shares are subject to vesting (or forfeiture) based on achieving certain trading price thresholds following the closing (“Sponsor Earnout Shares”). Fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $120.00 per share for a period of 20 trading days in a 30-trading day period, and the remaining fifty percent of the Sponsor Earnout Shares will vest when the VWAP of the Common Stock price equals or exceeds $140.00 per share for a period of 20 trading days in a 30 trading day period. Upon the occurrence of a change in control, any remaining unvested Sponsor Earnout Shares become vested. Unvested Sponsor Earnout Shares will be forfeited if vesting does not occur prior to the eighth anniversary of the Closing Date. We assess the fair value of expected earnout consideration at each reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected earnout consideration. As at September 30, 2026 and December 31, 2025, we did not identify any indicators that a change in the fair value of the Sponsor Earnout Shares last measured at $4,700 as of March 31, 2025, would be material, and accordingly did not perform an updated Monte Carlo valuation as of either date.

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

Market Risk Exposure

Interest Rate Risk

As of September 30, 2026, our outstanding debt instruments, including the 2025 Convertible Note and our short-term insurance premium financing, bear interest at fixed rates. Accordingly, we do not believe we have significant exposure to changes in market interest rates on our existing debt; however, changes in prevailing interest rates could affect the cost and availability of any future debt or equity financing that we may need to raise to fund our operations.

Credit Risk

We are subject to credit risk with respect to our cash balances for those amounts in excess of the FDIC insured amount of $250,000. We have only one financial banking institution.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations for the three months ended September 30, 2026, other than its impact on the general economy. However, we are currently operating in a more volatile inflationary environment due to macroeconomic conditions and have limited data and experience doing so in our history, particularly as we continue to invest in growth in our business. The principal inflationary factor affecting our business is higher costs. Our inability or failure to address challenges relating to inflation could harm our business, financial condition, and results of operations.

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

Disclosure controls are procedures with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, management with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the quarter, effective October 23, 2026, Udaychandra Devasper resigned from his role as the Company’s Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer. Effective November 13, 2026, Anupam Agarwal, the Company’s Vice President of Finance and a director, was appointed to serve as the Company’s interim Principal Financial Officer and Principal Accounting Officer until a successor is appointed.

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

On July 7, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC v. Stardust Power, Inc., Case No: 654037/2025. The complaint names us as defendant, alleging, among other things, that we breached an engagement agreement with the plaintiffs. The plaintiffs seek, among other things, payment of all purported unpaid sums due under such engagement agreement. On October 14, 2026 (“Effective Date”), the Company entered into a settlement and release agreement with HCW wherein the Company made a one-time lump sum payment of $425,000 to HCW and issued warrants to purchase 482,904 shares of the Company’s common stock at an exercise price equal to the Nasdaq official closing price of the Company’s shares of common stock on the Effective Date and with a term of 5 years from the issuance date.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A—Risk Factors of the Company’s Form 10-K. Any of these factors could result in a significant or material adverse effect on our business, results of operations, or financial condition.

In addition to the risk factors set forth in our Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business.

Our Common Stock and Public Warrants have been suspended from trading on Nasdaq and will be delisted, which could have a material adverse effect on our business and the value of your investment, and constitutes an event of default under our 2025 Convertible Note.

On April 24, 2026, we received written notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum $35 million market value of listed securities requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market (the “MVLS Requirement”) because our market value of listed securities had been below $35 million for 30 consecutive business days. The notice also indicated that we did not meet the alternative continued listing requirements under Nasdaq Listing Rules 5550(b)(1) (stockholders’ equity of at least $2.5 million) or 5550(b)(3) (net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years).

We were provided a period of 180 calendar days, or until October 21, 2026, to regain compliance with the MVLS Requirement. Further, on September 11, 2026, the Staff notified us that the closing bid price of our Common Stock had been below $1.00 per share for 30 consecutive business days and, as a result, we did not comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or until March 10, 2027, to regain compliance with the Minimum Bid Price Requirement.

On October 15, 2026, we received a written notice from the Staff (the “Staff Determination”) indicating that, as of October 14, 2026, our Common Stock had a closing bid price of $0.10 or less for ten consecutive trading days, triggering application of Nasdaq Listing Rule 5810(c)(3)(A)(iii), which requires the Staff to issue a delisting determination with respect to that security. We did not request a hearing before a Nasdaq Hearings Panel to appeal the Staff Determination. Accordingly, trading in our Common Stock and Public Warrants was suspended at the opening of business on October 23, 2026, and the Staff indicated that a Form 25-NSE will be filed with the SEC to remove our securities from listing and registration on Nasdaq. Our securities will be delisted 10 calendar days after the Form 25-NSE is filed. As of the date of this Quarterly Report, our Common Stock and Public Warrants have been quoted on the OTC Pink Sheets under the symbols “SDST” and “SDSTW”, respectively. There can be no assurance that our securities will be quoted on any particular market tier or that an active trading market will exist.

The suspension and delisting of our securities from Nasdaq, have adversely affected, and are expected to continue to adversely affect, the liquidity and market price of our securities. As a result we face significant adverse consequences, including limited availability of market quotations for our securities, reduced liquidity with respect to our securities, a determination that our Common Stock is a “penny stock” which requires brokers trading in our Common Stock to adhere to more stringent rules and possibly results in a reduced level of trading activity in the secondary trading market for our securities, a limited amount of news and little or no analyst coverage,; the loss of exemptions from state securities registration requirements; the potential loss of employee confidence and institutional investor interest; and a decreased ability to obtain additional financing in the future. Following the suspension, we are no longer able to sell shares under our committed equity facility or ATM Offering. In addition, the delisting of our securities from Nasdaq would constitute an event of default under our 2025 Convertible Note with Lind Global Asset Management XIII LLC (“Lind”), Although Lind has converted the entire outstanding principal balance of the 2025 Convertible Note, $53,000 of accrued default interest remains owing, and the event of default has not been waived. Because many financing sources require that our securities be listed on a national securities exchange, the loss of our Nasdaq listing, together with the continuing event of default under the 2025 Convertible Note, is expected to significantly limit our ability to obtain financing on acceptable terms, or at all, and could have a material adverse effect on our financial condition and our ability to continue as a going concern.

Our Common Stock is quoted on the over-the-counter (OTC) Pink Sheets, where trading is volatile and sporadic, which could depress the market price of our Common Stock, reduce its liquidity and make it difficult for our stockholders to resell their shares of our Common Stock.

Our Common Stock is now quoted on the Pink Sheets tier of the OTC Markets Group, Inc. (“OTC Markets”). The OTC Markets is a significantly more limited market than Nasdaq, and the quotation of our Common Stock on the Pink Sheets may result in a less liquid market for existing and potential stockholders to trade shares of our Common Stock and could have a long-term adverse impact on our ability to raise capital in the future. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our Common Stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national securities exchange such as Nasdaq. Accordingly, our stockholders may find it more difficult to sell their shares of Common Stock when desired, or at prices they consider acceptable. We intend to apply to have our Common Stock quoted on either the OTC Markets’ OTCQX or OTCQB market tier. However, we cannot assure you that we will be able to qualify for quotation on a higher OTC Markets tier or maintain any such quotation or listing.]

There is substantial doubt about our ability to continue as a going concern, and we will need to raise additional capital in the near term to maintain our operations.

As of September 30, 2026, we had $4,561,402 of unrestricted cash. We are a development stage company, have not generated any revenue, and have incurred significant losses since inception. As of September 30, 2026, we had an accumulated deficit of $80,253,039 and a stockholders’ deficit of $1,975,874. We expect to continue to incur significant costs in pursuit of our operating and investment plans, which costs exceed our existing cash balance and net working capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are currently in default and under our senior secured 2025 Convertible Note, and as a result Lind may exercise remedies against us and our assets.

Our 2025 Convertible Note with Lind is a senior secured obligation and includes customary events of default, including, among others, failure to make required payments when due, failure to comply with covenants, breach of representations and warranties, insolvency or bankruptcy, delisting of our Common Stock from Nasdaq, and certain change-in-control events. Events of default have occurred and are continuing under the 2025 Convertible Note, including as a result of the Triggering Event and the suspension and delisting of our Common Stock from Nasdaq. While an event of default continues, Lind may, at its election, declare all amounts owing immediately due and payable, require repayment in cash or convert amounts owing into shares of Common Stock at a discounted default conversion price. As of September 30, 2026, the outstanding principal amount under the 2025 Convertible Note was $1,785,038. Subsequent to September 30, 2026, Lind converted the remaining outstanding principal balance into shares of Common Stock, and as of the date of this Quarterly Report, $53,000 of accrued default interest remains outstanding. Conversions at the default conversion price have resulted, and any further conversions would result, in substantial dilution to our stockholders without generating cash proceeds for us. Additionally, because the 2025 Convertible Note is secured by substantially all of our assets, Lind may exercise remedies against our collateral for so long as amounts remain due and the event of default continues, which could result in the loss of our assets and severely impair or preclude our ability to conduct our business.

As described in Note 8, “Convertible Note and Warrants” on August 11, 2026, an event of default occurred under our 2025 Convertible Note (the “Triggering Event”) as a result of our market capitalization remaining below $15.0 million for ten consecutive trading days. As a result of the Triggering Event, we became obligated to pay a Mandatory Default Amount equal to 110% of the outstanding principal, and default interest began accruing at 10% per annum. In addition, no further financing is available to us under the Lind Securities Purchase Agreement. The loss of access to this committed funding source, together with our inability to sell shares under our committed equity facility or ATM Offering following the suspension of our Common Stock from trading on Nasdaq, has raised substantial doubt about our ability to continue as a going concern. We are engaged in discussions with Lind regarding a potential forbearance, waiver, or amendment with respect to the events of default; however, there can be no assurance that such discussions will result in a definitive agreement, or that any agreement will be reached on terms acceptable to us.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, on August 11, 2026, an event of default occurred under the 2025 Convertible Note issued to Lind as a result of our market capitalization remaining below $15.0 million for ten consecutive trading days (the “Triggering Event”). As a result of the Triggering Event, we became obligated to pay a Mandatory Default Amount equal to 110% of the outstanding principal, and default interest began accruing at 10% per annum. The suspension of trading in our Common Stock on Nasdaq on October 23, 2026, and the pending delisting constitute additional events of default under the 2025 Convertible Note. As of September 30, 2026, the outstanding principal amount under the 2025 Convertible Note was $1,785,038. Subsequent to September 30, 2026, Lind converted the remaining outstanding principal balance into shares of Common Stock, and as of the date of this Quarterly Report, $53,000 of accrued default interest remains outstanding. The events of default have not been cured or waived. See Note 8, “Convertible Note and Warrants,” to the unaudited condensed consolidated financial statements and Part I, Item 1A, “Risk Factors,” for additional information

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a) Other Information

On October 23, 2026, Udaychandra Devasper resigned from his role as the Company’s Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer. On November 13, 2026, the Company’s Board of Directors appointed Anupam Agarwal, the Company’s Vice President of Finance and a director, to serve as the Company’s interim Principal Financial Officer and Principal Accounting Officer, effective immediately, until a successor is appointed.

Mr. Agarwal, age 45, has served as a member of the Board and our VP Finance since the consummation of the Business Combination in July 2024. Prior to the Business Combination, Mr. Agarwal served as Legacy Stardust Power’s Senior Director of Finance and Accounts from its inception in March 2023. He brings over two decades of experience in advising multinational corporations on strategic matters and assisting organizations in their growth initiatives. Mr. Agarwal worked for VIKASA Capital Inc., an investment firm, as Director, Finance from 2019 to 2023. He began his career as a Project Manager at Gammon India, where he served from 2004 to 2007, executing various infrastructure and renewable projects, and later worked with EY (UAE), Edelweiss (Investment Banking) and KPMG, advising global clients and government agencies on due diligence, M&A, fundraising and strategic and deal advisory. While at KPMG, his notable experiences include advising on project bidding for a large independent power producer company and providing buy-side advisory services for large transactions, including acquisitions by large construction companies and airport operators. At Edelweiss, he advised on sell-side projects for infrastructure transportation and solar engineering, procurement and construction. Mr. Agarwal holds a Master’s in Management Studies (MMS) from Mumbai University.

There are no arrangements or understandings between Mr. Agarwal and any other person pursuant to which he was appointed, no family relationships between Mr. Agarwal and any director or executive officer of the Company, and no transactions in which Mr. Agarwal has an interest requiring disclosure under Item 404(a) of Regulation S-K. Mr. Agarwal will receive a one-time $10,000 bonus on December 31, 2026, as compensation in connection with his interim appointment.

(b) None.

(c) Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Section 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

STARDUST POWER INC.

Dated: November 13, 2026		/s/ Anupam Agarwal
	Name:	Anupam Agarwal
	Title:	VP, Finance
(Interim Principal Financial and Accounting Officer)

